Form 10-K
period 1999-12-31
AVERY SPORTS TURF INC
filed 2002-12-27
CIK 1083638

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 1999

                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________

                          Commission File No.: 0-29447

        Avery Sports Turf, Inc. (formerly In Sports International, Inc.)
                 (Name of Small Business Issuer in Its Charter)

                Delaware                               52-2171803
     (State or Other Jurisdiction of                  (IRS Employer
     Incorporation or Organization)              Identification Number)

    9 Riverdale Indusrial Complex, Rome, GA               30161
   (Address of Principal Executive Offices)              (Zip Code)

         Issuer's telephone number, including area code:
                                (706) 802-1970

       Securities registered under Section 12(b) of the Exchange Act:
                                     None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.001 par value

Check whether the issuer: (1) filed all reports required to be filed
By Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

[ ] Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The Registrant had revenues of $178,628 for the fiscal year ended on December 31, 1999. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 26, 2002 is $1,077,333. (Common stock, par value $0.001). As of December 26, 2002, the Registrant had 70,453,333 shares of common stock issued and outstanding.

                                 TABLE OF CONTENTS

PART I.
Item 1.  Description of Business

Item 2.  Description of Property

Item 3.  Legal Proceedings

Item 4.  Submission of Matters to a vote of Security Holders

PART II
Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6.  Plan of Operation

Item 7.  Financial Statements

Item 8. Changes in and disagreements with Accountants on Accounting and Financial Disclosure

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Action

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibit and Reports on Form 8-K

SIGNATURES

PART F/S

PART I

Item 1. Description of Business

General

Avery Sports Turf, Inc. formerly In-Sports International, Inc. (the "Company" or the "Registrant") was incorporated in Delaware on March 10, 1994 as "Beta Acquisition Corp." In September 1995, the Company changed its name to In-Sports International, Inc. and on July 22, 2002 changed its name from In-Sports International, Inc. to Avery Sports Turf, Inc.

The Company is engaged in the business of distributing artificial grass surfaces for commercial, athletic, residential and child care applications (sometimes known as "artificial turf"). The Company's predecessor began operations on January 27, 1998 in the athletic surfacing industry as a distributor for Playfield International, Inc., which The Company' believes is one of the larger manufacturers of artificial turf. In December 1998, The Company acquired The Perma Grass Corporation (the Company's predecessor) as a wholly owned subsidiary ("PGC") in a reverse acquisition transaction in which the stockholders of PGC were issued 9,000,000 shares of the Company's common stock and became the controlling stockholders of the Company. PGC installs artificial turf in residential settings and childcare centers; PGC focuses on smaller scale applications. On July 17, 2000 the Company, spun off PGC.

In February 1999, the Company purchased the name "Ed-Car Construction" ("Ed-Car") from an existing entity in exchange for 250,000 shares of the Company's common stock. The Company uses the name "Ed-Car Construction" for its wholly owned subsidiary engaged in athletic field construction activities. Ed-Car installs artificial turf athletic fields for high schools, colleges and municipalities.

On December 10, 2002, the Company entered into an exclusive Manufacturing Agreement with George Avery and Avery Sports Turf, a private entity doing business in Rome, GA. Through the agreement the private company will design and manufacture all-weather synthetic playing surfaces that the Company believes combine the finest safety and durability features in the industry and the Company shall distribute the synthetic surfaces.

The Company's primary market is in athletic fields for professional, colleges and municipalities; and play areas for playgrounds and child-care centers. In order to more fully develop the athletic market, the Company intends to create new products and community awareness as to the environmental benefits and safety features of artificial turf.

Marketing

Athletic Field Segment

According to research prepared by the Company, the Company estimates that the athletic field artificial surfacing market in the United States has a gross market size of more than $100 million. This market is high schools, colleges and professional football in the United States, each having certain athletic surfacing needs for their fields, each in the $350,000 to $1,000,000+ price range, which will need replacement during the next five years. Not only are many natural grass fields in need of expensive repairs, but, according to the Company's own municipal research, it currently costs a high school or college up to $50,000 per year to maintain a natural grass sports field.

The Company intends to target athletic fields for high schools, colleges and professional teams in the United States, which numbers more than One Thousand and Eight Hundred. To date, the Company has manufactured artificial playing fields in the United States, and the Company is bidding through it Dealer Reps on numerous athletic fields throughout the United States.

Residential and Commercial Segment

There are millions of homes in the United States. The Company intends to capture a percentage in each region of the United States area for installation of artificial turf lawns, at an average sale of $3,600 per home. The Company also intends to pursue installations at commercial facilities. To date, the Company through its sales representatives and distributors has installed artificial turf residential lawns and artificial turf-landscaping projects at commercial facilities throughout New Jersey.

The Company also intends to pursue projects for childcare centers and playgrounds. In several states there are rules mandating safe surfaces to protect children from falls, the Company is promoting its artificial turf as a safe, low maintenance alternative to woodchips and rubber crumb. To date, the Company has bids through its distributors for artificial turf in childcare centers and contemplates having orders for additional installations through April 2003.

Financing Program

The Company will attempt to provide financing to its customers for any project from $75,000 to $10 Million with payments over time. The Company can refer special financing that require no/some money down and a competitive interest rate.

Competition

The Company competes with a number of artificial turf manufacturing companies, many of which are approximately the same size as the Company or larger. Most of these companies act on a regional basis in other areas of the United States, and the market is highly fragmented. In the domestic markets of the United States, the Company is engaged exclusively in the business of manufacturing artificial turf playing fields. In the child care center market, The Company is aware of other companies installing a synthetic grass surface that meets state and federal safety guidelines for shock absorption for children's play areas, however the Company intends to secure distribution to these companies through the exclusive agreement in place with Avery Georgia.

Employees

The Company has eight full time and three part time employees.

Item 2. Description of Property.

The Company leases a facility in Rome, Georgia, which it uses as the principal corporate office. This facility consists of 66,000 square feet at $4,000 per month, and management believes this is currently suitable as the main administrative office and should remain so for the next twelve months. The Company does not have any additional facilities, however additional space is available if needed for expansion. Additionally, there are currently no proposed programs for the renovation, improvement or development of the property currently being utilized by the Company.

Item 3. Legal Proceedings.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the company has been threatened.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market For Common Equity and Related Stockholder Matters.

Market Information

As of September 14, 2002, the Registrant's shares of common stock are traded on the pink sheets under the symbol "AVST". Prior to September
14, 2002 the common stock was traded under the symbol "IRTN" and the range of closing bid prices shown below is as reported. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Since December 31, 1998, market makers have been able to post price quotations for the Company's Common Stock on the Over the Counter
Bulletin Board (before January 12, 2000) or the pink sheets
(beginning January 12, 2000). The historical prices for the Company's Common Stock on the OTC Bulletin Board and the pink sheets are as follows:

                                                 High      Low

Fourth Quarter 1998                              $3.50     $3.50
First Quarter 1999                               $3.12     $0.25
Second Quarter 1999                              $1.06     $0.43
Third Quarter 1999                               $0.59     $0.16
Fourth Quarter 1999                              $1.00     $0.075
First Quarter 2000                               $0.25     $0.01
Second Quarter 2000                              $0.135    $0.09
Third Quarter 2000                               $0.15     $0.09
Fourth Quarter 2000                              $0.11     $0.09
First Quarter 2001                                 N/A       N/A
Second Quarter 2001                                N/A       N/A
Third Quarter 2001                               $0.04     $0.02
Fourth Quarter 2001                              $0.029    $0.02
First Quarter 2002                               $0.05     $0.03
Second Quarter 2002                              $0.035    $0.03
Third Quarter 2002                               $0.05     $0.01
Fourth Quarter 2002                              $0.04     $0.01

HOLDERS

As of December 16, 2002, there were approximately 100 shareholders of record of the Registrant's common stock, holding in his or her own name in addition to shareholders holding in street name.

DIVIDENDS

On or about January 10, 2001, the Company paid a dividend in kind in connection with the spin-off of the Perma Grass Corporation. The Company forward split the stock at a ratio of 5000 to 1 and the Company paid a 1 for 10 stock dividend to shareholders of record as of December 1, 2000.

The Board of Directors does not intend to declare or pay any dividends on its Common Stock in the foreseeable future. The Board currently intends to retain all available earnings (if any) generated by the Company's operations for the development and growth of its business. The declaration in the future of any cash or stock dividends on the Common Stock will be at the discretion of the Board and will depend upon a variety of factors, including the earnings, capital requirements and financial position of the Company and general economic conditions at the time in question. In addition, the payment of cash dividends on the Common Stock in the future could be limited or prohibited by the terms of financing agreements that may be entered into by the Company (e.g., a bank line of credit or an agreement relating to the issuance of debt securities of the Company) or by the terms of any Preferred Stock that may be authorized and issued.

SALES OF UNREGISTERD SECURITIES

The Company sold and issued its securities in a series of private transactions or exempt offerings of securities; as follows:
(i) On December 31,1998, the Company issued 9,000,000 Shares of Common Stock to Patrick McLaren, its Chairman, in the reverse acquisition transaction between In-Sports and PGC;
(ii) In February 1999, the Company issued 250,000 Shares of Common Stock to Joseph Caravella, the former shareholder of Ed-Car Construction, LLC in exchange for the rights to use its name;
(iii) On April 6, 1999, the Company issued 10,000,000 shares of Common Stock to investors for consideration consisting of $10,000 in cash and $990,000 in Subscription Agreements in an offering exempt under Rule 504 of Regulation D.

The sale and issuance of the shares of the Company's Common Stock were exempt from registration under the Securities Act of 1933, as amended, by virtue of either Section 3(b) or Section 4(2) and, in certain cases, Regulation D promulgated thereunder. Purchasers in transactions exempt under Section 4(2) and Rule 506 purchased shares from the Company for investment and not with a view to distribution to the public. In 1999, the Company sold 10,000,000 shares under Rule 504 of Regulation D that are not subject to restrictions on resale.

Item 6. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion should be read in conjunction with the financial statements and accompanying notes included in this Form 10-KSB.

To date, the primary business of the Registrant has been as a manufacturer in the United States of artificial grass surfaces for commercial, athletic, residential and child care applications.
In order to expand its business, Registrant may seek to acquire assets or shares of other entities actively engaged in the same or similar business as the Registrant and which generates revenues. The Registrant has no particular acquisitions in mind but has investigated a number of potential acquisition candidates. The Board of Directors of the Registrant intends to obtain certain assurances of value of the assets and franchise value of any potential acquisition candidate prior to consummating such a transaction. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

The Registrant has, and will continue to have, no capital with which to provide the owners of potential acquisition candidates with any significant cash or other assets. However, management believes the Registrant will be able to offer owners of acquisition candidates the opportunity to acquire significant ownership interests in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The Registrant will, however, incur significant legal and accounting costs in connection with any such business combination, including the costs of preparing Form 8-K's, 10-KSB's, 10-QSB's, agreements and related reports and documents.

Results of Operations.

(a)  Revenues.

The Registrant reported $178,628 including $96,925 from discontinued operations, in gross sales for the current year, representing a 769% increase from the year ended December 31, 1998, and resulting in a gross profit of $31,512 including $25,041 from discontinued operations.

(b)  Selling, General and Administrative Expenses.

The current year's loss was primarily attributable to selling, general and administrative expenses, totaling $283,290 including $118,833 from discontinued operations, and the costs of startup activity, which totaled $478,852 and bad debts resulting from uncollected subscriptions of $505,859.

The increase in expenditures was as a result of a redirection of the Registrant's efforts.

(c)  Depreciation and Amortization.

Depreciation and Amortization for the year ended December 31, 1999 was $5,156. This is higher than the depreciation and amortization of $519 expensed in the year ended December 31, 1998.

(d)  Interest Expense.

None.

(e)  Income Tax Benefit.

None.

(f)  Net Loss.

The Registrant reported a net loss from continuing operations of $1,167,697 for the year ended December 31, 1999, which included start-up costs totaling $478,852 and bad debts of $505,859. This is compared to a net loss of $118,230 for the year ended December 31, 1998 all considered discontinued operations. Discontinued operations in 1999 were a $93,792 loss.

Liquidity and Capital Resources.

The Registrant currently has total current assets of $34,487 and total current liabilities of $118,194, resulting in a net working capital deficit of $83,707. The Company has financed its operations primarily through the sale of common stock for cash and from loans from shareholders for the year ended December 31, 1999. The Registrant is currently in negotiations for additional capital to finance its future growth plans.

Inflation.

The Registrant's management does not believe that inflation has had or is likely to have any significant impact on the Registrant's operations.

Other.

The Registrant does not provide post-retirement or post- employment benefits requiring charges under Statements of Financial Accounting Standards Nos. 106 and 112.

Risk Factors Connected with Operations of Registrant.

(a)  Limited Prior Operations, History of Operating Losses, and
Accumulated Deficit May Affect Ability of Registrant to Survive.

The Registrant has only a limited operating history upon which to base an assumption that the Registrant will be able to achieve its business plans. In addition, the Registrant has only limited assets. As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level. If the Registrant is unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Registrant's business will not succeed.

The Registrant incurred a net loss of $118,230 for the fiscal year ended December 31, 1998 and $1,261,489 loss for the fiscal year ended December 31, 1999. The Registrant's current assets exceed its current liabilities by $16,740 as of December 31, 1998 and a negative working capital of $83,707 as of December 31, 1999. At December 31, 1999, the Registrant had shareholders' equity of $186,462.

The Company's independent public accountant has included an explanatory paragraph in his report on the Company's financial statements, stating that certain factors raise substantial doubt about the Company's ability to continue as a going concern. See Financial Statements.

(b)  Need for Additional Financing May Affect Operations and Plan of
Business.

Current funds available to the Registrant will not be adequate for it to be competitive in the areas in which it intends to operate. Therefore, the Registrant will need to raise additional funds in order to fully implement its business plan. The Registrant will attempt to raise approximately $500,000 in additional funds during the next 12 months through public or private financing in order to continue with its business plan. However, there can be no assurance that the Registrant will be successful in raising such additional funds. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

The Registrant's continued operations therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. There is no assurance that the Registrant will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Registrant. If the Registrant cannot obtain needed funds, it may be forced to curtail or cease its activities. If additional shares were issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in the Registrant.

(c)  Lack of Acceptance of Synthetic Turf Surfaces May Affect
Viability of Registrant.

The Registrant's success in establishing an artificial turf business will be dependent on business and consumer acceptance of such products and its suitability for landscaping applications. If the markets for the Registrant's products do not develop or develop more slowly than the Registrant expects, its business may be harmed. If acceptance of artificial turf surfacing does not grow, the Registrant may not be able to increase revenues. Artificial surface usage by businesses and consumers is in an early stage of development, and market acceptance of such products is uncertain. A number of factors may inhibit the growth of usage of Registrant's artificial turf products, including regional weather patterns, product quality and aesthetic concerns, inconsistent quality of service, and limited availability of cost-effective manufacturing processes. If these or any other factors cause acceptance of Registrant's products to slow or decline, our results of operations could be adversely affected.

(d)  Competition in Artificial Surfacing Industry May Affect
Registrant's Prospects.

Increased competition from other companies selling and installing artificial surface products could result in reduced margins or loss of market share, any of which could harm our business. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of the Registrant's present and potential competitors are likely to enjoy substantial competitive advantages, including more fully-developed sales structures, larger technical, production and installation workforces, and substantially greater financial, marketing, technical and other resources. If the Registrant does not compete effectively or if it experiences any pricing pressures, reduced margins or loss of market share resulting from increased competition, the Registrant's business could be adversely affected.

(e)  Influence of Other External Factors on Prospects for Registrant.

The industry of the Registrant in general is a speculative venture necessarily involving some substantial risk. There is no certainty that the expenditures to be made by the Registrant will result in a commercially profitable business. The marketability of its products will be affected by numerous factors beyond the control of the Registrant. These factors include market fluctuations, and the general state of the economy (including the rate of inflation, and local economic conditions), which can affect companies' spending. Factors that leave less money in the hands of potential customers of the Registrant will likely have an adverse effect on the Registrant. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Registrant not receiving an adequate return on invested capital.

(f) Control by Officers and Directors Over Affairs of Registrant May Override Wishes of Other Stockholders.

The Registrant's officers and directors beneficially own approximately 38.13% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Registrant. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control these voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Registrant.

(g)  Threat of Litigation in Connection with Notes Receivable for
Stock Subscriptions.

In connection with the stock subscriptions issued by a previous management, the Company could be subject to litigation. While litigation is unlikely there can be no assurances against this possibility.

Current management intends to use its best efforts to continue to collect on the approximate $506,000 uncollected subscription balances. There can be no assurances that such uncollected amounts will ever be recovered.

(h) Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Registrant.

The Registrant's success is dependent upon the hiring and retention of key personnel. None of the officers or directors has any employment or non-competition agreement with the Registrant. Therefore, there can be no assurance that these personnel will remain working with the Registrant. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant's business and prospects.

In addition, exclusively the officers and directors of the Registrant will make all decisions with respect to the management of the Registrant. Investors will only have rights associated with minority ownership interest rights to make decision, which effect the Registrant. The success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the Registrant. Accordingly, no person should invest in the Shares unless he is willing to entrust all aspects of the management of the Registrant to the officers and directors.

(i) Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Registrant.

The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of the Registrant. As a result, certain conflicts of interest may exist between the Registrant and its officers and/or directors, which may not be susceptible to resolution.

In addition, conflicts of interest may arise in the area of corporate opportunities, which cannot be resolved through arm's length negotiations. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the Board of Directors to the Registrant, any proposed investments for its evaluation.

(j) Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Registrant.

Although neither the articles of incorporation nor the bylaws of the Registrant provide for indemnification of officer nor directors of the Registrant, the laws of the State of Delaware provide for permissive indemnification of officers and directors and the Registrant may provide indemnification under such provisions. Any indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Registrant in covering any liability of such persons or in indemnifying them.

(k)  Absence of Cash Dividends May Affect Investment Value of
Registrant's Stock.

The Board of Directors does not anticipate paying cash dividends on the common stock for the foreseeable future and intends to retain any future earnings to finance the growth of the Registrant's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial conditions of the Registrant as well as legal limitations on the payment of dividends out of paid-in capital.

(l) No Assurance of Continued Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Registrant's Stock.

There has been only a limited public market for the common stock of the Registrant. The common stock of the Registrant is currently quoted on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the
penny stock market and the risks associated therewith.   The
regulations governing low-priced or penny stocks sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

(m)  Failure to Maintain Market Makers May Affect Value of
Registrant's Stock.

If the Registrant is unable to maintain a National Association of Securities Dealers, Inc. member broker/dealers as market makers, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance the Registrant will be able to maintain such market makers.

(n) Sale of Shares Eligible For Future Sale Could Adversely Affect the Market Price.

Management directly or indirectly, has issued all of the approximate 20,360,000 shares of common stock, which are currently held, in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person, or persons whose shares are aggregated, who has beneficially owned shares acquired in a non-public transaction for at least one year, would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that current public information is then available. If a substantial number of the shares owned by these shareholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

(o)  Going Concern

The accountants' report for fiscal years 1998, 1999, 2000 and 2001 include a statement that the Company's losses raise substantial doubt about its ability to continue as a going concern.

Item 7. Financial Statements.

The financial statements required hereby are presented in a separate section of this report following Part III, Item 13

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Effective on or about August 14, 2002, the independent accountant who was previously engaged as the principal accountant to audit the Registrant's financial statements, Feldman, Sherb & Co., P.C. ("Feldman, Sherb") was dismissed. The decision to change accountants was approved by the Board of Directors. Feldman, Sherb audited the Registrant's financial statements for the period January 27, 1998 through December 31, 1998. Feldman, Sherb's report on these financial statements was modified as to uncertainty that the Registrant will continue as a going concern; other than this, this accountant's report on the financial statements for the past year neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

Effective on August 14, 2002, the firm of George Brenner, CPA was engaged to serve as the new principal accountants to audit the Registrant's financial statements. The decision to retain the new firm was approved by the Board of Directors. During the Registrant's three most recent fiscal years, and the subsequent interim period prior to engaging those accountants, neither the Registrant (nor someone on its behalf) consulted the newly engaged accountants regarding any matter in connection with the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Registrant's financial statements.

(c)  There were no "reportable events" as described in Item
304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within the Registrant's three most recent fiscal years and the subsequent interim period preceding the former accountant's dismissal. In addition, during the Registrant's three most recent fiscal years and any subsequent interim period preceding the dismissal of Feldman, Sherb, other than as set forth below, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

The Registrant requested Feldman, Sherb to respond to the Securities and Exchange Commission regarding its agreement with the statements made by the Registrant in response to Item 304(a)(1) of Regulation S-
B. The Registrant has received a letter from Feldman, Sherb agreeing to such statements.

Part III

Item 9.  Directors, Executive Officers, Promoters and Control
Person; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The names, ages, and respective positions of the directors and executive officers of the Registrant are set forth below; there are no promoter and control persons of the Registrant. The Directors named below will serve until the next annual meeting of the Registrant's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the Board of Directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs. The Directors and Executive Officers of the Registrant are not a party to any material pending legal proceedings and, to the best of their knowledge, no such action by or against them has been threatened.

The following are the directors and executive officers of the Company:

George Avery (59). George Avery's entrance into the sports industry began in 1974 with the production of the first successful polypropylene field at Cameron University. In 1984, Mr. Avery was awarded the bid for the installation of a field hockey field at East Los Angeles State College in connection with the 1984 Summer Olympics. The development of patents and innovation propelled Avery Sports Turf, Inc., a private corporation, into one of the leading manufacturers worldwide of synthetic sports surfaces with over 130 successful synthetic fields. Avery Sports Turf, Inc., a private corporation was founded in 1997. Mr. Avery was appointed President and Chief Executive Officer of Avery Sports Turf, Inc., the public Delaware company in December 2002.

Richard Dunning (44). Richard Dunning has several years of professional experience owning and operating companies which have grown to be large in their respective sectors. Since 1998, Mr. Dunning has worked to take successful private companies public. He is currently on the board of directors of several businesses and is President of 21st Century Funding and International Surfacing, Inc. Mr. Dunning attended Northeastern, D.U. and C.U. at Boulder, Colorado.

William Brent Paschal (48) William Paschal has a strong background in all phases of the artificial turf industry. Since 1991 he has been the President of Safeplay International/ Safeplay Golf in Rockwell, Texas. From 1985 to 1991 he was the President of Safeplay, Inc. and prior to 1985 he was the President of Superturf Products, Inc. Mr. Paschal attended Angelo State University and Cameron University.

Gary Borglund (55). Gary Borglund has over ten years of professional experience in new ventures as a principle and executive, as well as ten years as a consultant. Since 1998, Mr. Borglund has worked exclusively with early stage development, high tech and Internet companies. Most recently, he was as a Board member of Synthetic Turf Corporation of America Corp., a position he assumed in March 2000. Mr. Borglund was elected president, chairman of the board, and CEO of this firm. In this position, he has dealt with issues regarding funding and restructuring of debt. Mr. Borglund serves on several Board of Directors for public and private companies and remains in these capacities with regard to the companies to date.

Mr. Borglund was Vice President of Marketing for Greenhaven Marketing from 1991 to 1996 and a Director of Red Oak Management from 1996 to 2000. Mr. Borglund has attended the University of Minnesota.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT SECTION 16(a) OF THE SECURITIES ACT OF 1934, AS AMENDED

Compliance requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.

Based upon review of Forms 3, 4, and 5 (and amendments thereto) and written representations provided to the Company by executive officers, directors and shareholders beneficially owning 10% or greater of the outstanding shares, the Company believes that such persons filed pursuant to the requirements of the Securities and Exchange Commission on a timely basis.

Item 10. Executive Compensation

Executive Compensation.

During fiscal years ended 1998 and 1999, no cash compensation was paid by the Company to any executive officer, director or employee in excess of $100,000.00.

Other Compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date, as there is no existing plan provided for or contributed to by the Registrant.

Employment Agreements.

On November 30, 2002, the Company entered into an employment with George Avery, President of the Company. The employment agreement shall remain in place for a period of three (3) years and Mr. Avery shall receive an annual salary of $160,000. The Corporation's Board of Directors or Compensation and Benefits Committee of the Board shall review this salary from time to time during the term of this Agreement. Mr. Avery shall receive 1,600,000 shares of the Common Stock of the Company pursuant to the terms of the Employee Stock Purchase Plan to be adopted by the Company. These shares shall vest in equal installments, 400,000 shares quarterly over a one year Term; and, 2,000,000 unregistered shares of the Common Stock of the Company. The Company undertakes no obligation to register the 2,000,000 shares. Issuance of the shares shall be in accordance with all applicable securities laws and any and all other terms and conditions of the Company's ESSP to be adopted by the Company. Mr. Avery, his dependents and beneficiaries, are entitled to participate in any pension, profit sharing, medical reimbursement, insurance or other employee payment or benefit plan of the Company as may be in effect from time to time, subject to the participation standards and other terms thereof, to the same extent as other officers under the benefit practices of the Company.

Mr. Avery is entitled to a percentage equal to 2% percent of the Company's net profits and is entitled to participate in any pension or profit sharing plan or other type of plan adopted by Company for the benefit of its officers and/or regular employees.

Mr. Avery's employment agreement contains a non-compete clause and other standard clauses and provides for severance payments in event of termination for any reason other than for cause.

LIMITATION OF LIABILITY AND INDEMNIFICATION

Except for acts or omissions which involve intentional misconduct, fraud or known violation of law or for the payment of dividends in violation of the Delaware General Corporation Law, there shall be no personal liability of a director or officer to the Company, or its stockholders for damages for breach of fiduciary duty as a director or officer. The Company may indemnify any person for expenses incurred, including attorneys fees, in connection with their good faith acts if they reasonably believe such acts are in and not opposed to the best interests of the Company and for acts for which the person had no reason to believe his or her conduct was unlawful. The Company may indemnify the officers and directors for expenses incurred in defending a civil or criminal action, suit or proceeding as they are incurred in advance of the final disposition of the action, suit or proceeding, upon receipt of an undertaking by or on behalf of the director or officer to repay the amount of such expenses if it is ultimately determined by a court of competent jurisdiction in which the action or suit is brought determined that such person is fairly and reasonably entitled to indemnification for such expenses which the court deems proper. Insofar as indemnification for liabilities arising under the 1933 Act may be permitted to officers, directors or persons controlling the Company pursuant to the foregoing, the Company has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is therefore unenforceable.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of December 16, 2002 70,453,333 issued and outstanding) by (i) all shareholders known to the Company to be beneficial owners of more than 5% of the outstanding Common Stock; (ii) each director and executive officer; and (iii) all officers and directors of the Company as a group. Except as may be otherwise indicated in the footnotes to the table, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

Titles of Class   Names and Address of            Amount and      Percentage of
                    Beneficial Owner               Nature of          Class
                                                Beneficial Owner

Common Stock      George Avery                     12,500,000          17.74%
                  9 Riverside Industrial Parkway
                  Rome, GA 30161

Common Stock      Richard Dunning                   7,260,000          10.3%
                  9 Riverside Industrial Parkway
                  Rome, GA 30161

Common Stock      Mark Avery                        4,000,000           5.68%
                  767 Fosters Mill Road
                  Rome, GA 30161

Common Stock      William Brent Paschal             1,600,000           2.27%
                  9 Riverside Industrial Parkway
                  Rome, GA 30161

Common Stock      Gary Borglund                     2,000,000           2.84%
                  9 Riverside Industrial Parkway
                  Rome, GA 30161

Common Stock      Shares of all directors and     23,360,000           33.16%
                  officers as a group

(1) Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(2) None of these security holders has the right to acquire any amount of common stock within 60 days from options, warrants, rights, conversion privilege, or similar obligations.

Item 12. Certain Relationships and Related Transactions.

Other than as set forth below, during the last two years there have been no relationships, transactions, or proposed transactions to which the Registrant was or is to be a party, in which any of the directors, officers, or 5% or greater shareholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

(a) On December 31,1998, the Company issued 9,000,000 Shares of
Common Stock to Patrick McLaren, its Chairman, in exchange for a contribution of approximately $176,000 in connection with the reverse acquisition transaction between In-Sports and PGC;

(b) In February 1999, the Company issued 250,000 Shares of Common
Stock to Joseph Caravella, the former shareholder of Ed-Car
Construction, LLC in exchange for the rights to use its name;

(c) In December 1999, the Company issued 500,000 shares of Common
Stock to George Avery, President of the Company as consideration for consulting services rendered to the Company.

(d) In September 2002, the Company issued 2,000,000 shares of Common Stock to Gary Borglund, Secretary of the Company as consideration for consulting services rendered to the Company.

(e) On November 30, 2002, the Company entered into an employment with George Avery, President of the Company. The employment agreement shall remain in place for a period of three (3) years and Mr. Avery shall receive an annual salary of $160,000 plus Two Million shares of the Company's Common Stock.

Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibits included or incorporated by reference herein are set forth under the Exhibit Index.

(b) Reports on Form 8-K

July 24, 2002       Form 8-K filed to disclose amendments to the
                    Registrant's Articles of Incorporation to change the name of the Registrant and to and increase the number of authorized shares.

August 14, 2002     Form 8-K filed to disclose change in
                    Registrant's certified accountants.

PART F/S

INDEX TO FINANCIAL STATEMENTS

Independent Auditor's Report

Consolidated Balance Sheet as of December 31, 1999

Consolidates Statements of Operations for the years ended
December 31, 1999 and from January 27, 1998 (Inception) to December
31, 1998

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999 from January 27, 1998 (Inception) to December 31, 1998

Consolidated Statements of Cash Flows for the years ended
December 31, 1999 and from December 31, 1998

Notes to Financial Statements

                                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Avery Sports Turf, Inc.

Dated: December 23, 2002                   By: /s/ George Avery
                                           George Avery, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated

Signature                Title                               Date

George Avery                President                      December 23, 2002
/s/ George Avery

Richard Dunning             Director                       December 23, 2002
/s/ Richard Dunning

William Brent Paschal       Director                       December 23, 2002
/s/ William Brent Paschal

Gary Borglund               Director, Secretary            December 23, 2002
/s/ Gary Borglund

                            REPORT OF INDEPENDENT AUDITOR


Board of Directors
Avery Sports Turf, Inc. formerly In-Sports International, Inc.
Wilmington, Delaware

I have audited the accompanying consolidated balance sheet of Avery Sports Turf, Inc., formerly In-Sports International, Inc. a Delaware corporation as of December 31, 1999 and the related consolidated statements of operations, stockholder' equity, and cash flows for the year ended December 31, 1999 and for the period from January 27, 1998 (inception) through December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of Avery Sports Turf, Inc. as of December 31, 1999, the results of its operations, stockholders' equity and cash flows for the year ended December 1999 and for the period from January 27, 1998 through December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 2.A. to the consolidated financial statements, the Company's losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans in this regard are also discussed in Note 2.A..

                                         George Brenner, C.P.A..

Los Angeles, California
December 26, 2002

                          AVERY SPORTS TURF, INC.
                  FORMERLY IN-SPORTS INTERNATIONAL, INC.
                       CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1999

                                ASSETS

CURRENT ASSETS:
Cash                                                    $   34,487
PROPERTY AND EQUIPMENT -  net                                8,042
SECURITY DEPOSIT                                             4,627
MANUFACTURING AGREEMENT DEPOSIT                            257,500

     TOTAL ASSETS                                       $  304,656

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                            68,596
Accrued expenses and other current liabilities              49,598

    TOTAL CURRENT LIABILITIES                              118,194

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, par value $.001 -
   authorized 500,000,000 shares, issued
   and outstanding 20,500,000 shares                        20,500
Additional paid in capital                               1,616,004
LESS:  Common stock subscriptions receivable
         ($576,182) net of $505,859 allowance
         for doubtful accounts (Note 2.C.)                 (70,323)
Deficit                                                  (1,39,719)

     TOTAL SHAREHOLDERS' EQUITY                            186,462

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            304,656

             See notes to consolidated financial statements.

                           AVERY SPORTS TURF, INC.
                   FORMERLY IN-SPORTS INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                 From Jan 27       Year
                                                (Inception) to    Ending
                                                  December 31     December 31
                                                    1998            1999
NET SALES                                        $         -      $     81,703

COST OF GOODS SOLD                                         -            75,232
GROSS PROFIT (LOSS)                                        -             6,471
SELLING, GENERAL AND ADMINISTRATIVE                        -           189,457

LOSS FROM OPERATIONS                                       -          (182,986)

BAD DEPTS RELATED TO
SUBSCRIPTIONS RECEIVABLE (NOTE 2.C.)                       -          (505,859)

COST OF START-UP ACTIVITY                                  -          (478,852)

NET LOSS FROM CONTINUING OPERATIONS                        -        (1,167,697)

NET LOSS FROM DISCONTINUED OPERATIONS               (118,230)          (93,792)

NET LOSS                                            (118,230)       (1,261,489)

LOSS PER COMMON SHARE BASIC AND DILUTED:
CONTINUING OPERATIONS                                      -             (.071)

DISCONTINUED OPERATIONS                                 (.01)            (.006)

TOTAL                                                   (.01)            (.077)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING, BASIC AND DILUTED                  9,005,900        16,428,767

                   See notes to consolidated financial statements.

                              AVERY SPORTS TURF, INC.
                       FORMERLY IN-SPORTS INTERNATIONAL, INC.
                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY



                                                       Additional   Common Stock    Accumulated    Total
                                    Common Stock        Paid-In    Subscription      Deficit    Shareholder
                                Shares        Amount    Capital     Receivable                    Equity
BALANCE, JANUARY 27, 1998
(INCEPTION)                        1,000     $  1,000   $      -   $           -   $    (1,000)$         -
Change from no par value to
$.001                                  -         (999)       999               -             -           -
Stock split 1,000-for-1          999,000          999       (999)              -             -           -
Issuance of common stock       9,000,000        9,000          -               -             -       9,000

Recapitalization adjustment            -            -     (7,500)              -         1,000      (6,500)
Direct cost of reverse
acquisition                            -            -    (36,500)              -             -     (36,500)
Contribution of capital                -            -     176,192              -             -     176,192
Net loss                               -            -           -              -      (118,230)   (118,230)

BALANCE, DECEMBER 31, 1998    10,000,000       10,000     132,192              -      (118,230)     23,962
Contribution of capital
- notes                       10,000,000       10,000     990,000       (576,182)            -     423,818
Stock for Ed-Car
Construction, LLC                      -            -     400,000                                  400,000
Capital contributed                                        69,312                                   69,312
Stock for services               500,000          500      24,500                                   25,000
Allowance for doubtful
collections (Note 2.C.)                -                  505,859                                  505,859
Net loss                                                                            (1,261,489) (1,261,489)

BALANCE DECEMBER 31, 1999     20,500,000       20,500   1,616,004       (70,323)    (1,379,719)    186,462


                  See notes to consolidated financial statements.

                                  AVERY SPORTS TURF, INC.
                           FORMERLY IN-SPORTS INTERNATIONAL, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   YEAR ENDING DECEMBER 31,

                                                 From Jan 27       Year
                                                (Inception) to    Ending
                                                  December 31     December 31
                                                    1998            1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                         $  (118,230)     $(1,261,489)
Adjustments to reconcile net loss to net
   cash used in operating activities:
Bad Debts
   Subscription Receivable (Note 2.C.)                     -           505,859
Depreciation                                             519             5,156
Non-monetary cost of start-up activity                     -           400,000
Stock for services                                         -            25,000
Changes in operating assets and liabilities:
Prepaid expense and other current asset              (22,500)           22,500
Accounts payable                                       2,564            66,032
Accrued expenses and other current assets              8,412            41,186
Net cash used in operating activities               (129,235)        (195,756)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on manufacturing agreement                        -         (257,500)
Purchase of property equipment                        (3,114)         (10,603)
Loan receivable - shareholder                         (4,662)           4,662
Security deposit                                      (4,627)               -
Net cash used in investing activities                (12,403)        (263,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution of capital                               178,692          69,312
Direct cost of reverse acquisition                    (36,500)              -
Net proceeds from issuance of stock                         -         423,818
Net cash provided by financing activities             142,192         493,130

NET INCREASE IN CASH                                      554          33,933
CASH AT BEGINNING OF PERIOD                                 -             554
CASH AT END OF PERIOD                                     554          34,487

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest                                                    -               -
Income Taxes                                                -               -

Supplemental Disclosure of Non-Cash Flow
Investing and Financing Activities
Issuance of common stock from reverse
Acquisition                                             9,000               -

Issuance of common stock for stock
subscription receivable                                     -         576,182

Issuance of common stock for services                       -          25,000

                  See notes to consolidated financial statements

                              AVERY SPORTS TURF, INC.
                    FORMERLY IN-SPORTS INTERNATIONAL, INC.
                                DECEMBER 31, 1999
                   NOTES CONSOLIDATED TO FINANCIAL STATEMENTS

1.  HISTORY

BACKGROUND

Avery Sports Turf, Inc., formerly In-Sports International, Inc. as a result of a reverse acquisition with Perma Grass Corporation ("Perma"), is engaged in developing a business of distributing and installing artificial grass surfaces for commercial, athletic, residential and child care applications (sometimes known as "artificial turf"). The principal markets for Avery products and services are the Northeastern United States.

Avery was incorporated on March 10, 1994 in the state of Delaware as Beta Acquisition Corp. ("Beta") and on September 7, 1995 Beta changed its name to In-Sports. On July 22, 2002 the name was changed to Avery Sports Turf, Inc.

REVERSE ACQUISITION

In December 1998, Avery acquired 100% of Perma by issuing 9,000,000 shares for all of the shares of Perma. This exchange has been accounted for as a reverse acquisition, under the purchase method of accounting, since the former shareholder of Perma owned a majority of the outstanding stock of In-Sports after the acquisition.
Accordingly, the combination of the two companies is recorded as recapitalization of shareholders' equity of Perma, pursuant to which Perma is treated as the continuing entity for accounting purposes and the historical financial statements presented are those of Perma. Pro-forma information has not been presented since the transaction was deemed a capital stock transaction rather than a business combination.

STANDARD MANUFACTURING AGREEMENT

Effective December 2, 2002 Avery entered into a four year "Standard Manufacturing Agreement" ("the Agreement") with George Avery, President of Avery and his private corporation (Avery GA). The Agreement is automatically renewed for successive one (1) year increments unless either party requests in writing, at least ninety days prior to the anniversary date, not to renew the agreement. Avery GA will do all the contract work for Avery Delaware and keep the patent license in its private corporation.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  CONTINUED EXISTENCE

The accompanying consolidated financial statements have been prepared assuming that Avery will continue as a going concern. Avery, since its inception, has incurred net losses of approximately $1,800,000 and negative cash flows from operations of approximately $325,000 which raises substantial doubt about its ability to continue as a going concern.

The company's ability to continue as a going concern is dependent upon profitable operations and support from present shareholders and dependent on the success of the Standard Manufacturing Agreement. There can be no assurance that the Agreement will be successful.

B.   PRESENTATION AND DISCONTINUED OPERATIONS

The accompanying consolidated financial statements include the accounts of Avery and its wholly owned subsidiary Perma Grass
Corporation.  All inter-company transactions have been eliminated.

The wholly owned subsidiary, Perma Grass, was "spun-off" at a special Board of Directors meeting held July 17, 2000. Perma Grass stock was distributed to stockholders of record as of December 1, 2000 and payable January 10, 2001. The consolidated financial statements have presented Perma Grass' operations for 1998 and 1999 as "Discontinued Operations."

C.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts applies to notes receivable for stock subscriptions. The original amount of the notes was $1,000,000 of which $423,818 and $70,323 was collected in 1999 and 2000, respectively. The uncollected amount $505,859 has been fully reserved. Management continues to attempt to locate the note holders. See Note 6.A. "Litigation."

D.  MANUFACTURING AGREEMENT DEPOSIT

In consideration for the Standard manufacturing Agreement, Avery Delaware agreed to pay $422,500 plus the assumption of a $70,000 liability for the exclusive right to Avery GA. At December 31, 1999 the amount advanced was $257,500. Beginning December 2, 2002 the deposit ($492,500) will be amortized over four years.

E.  PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is provided on the straight-line method based upon the estimated useful lives of the respective assets. Property and equipment are being depreciated over a period of five years. Maintenance, repairs and minor renewals are charged to operations as incurred, whereas the cost of significant betterments is capitalized. Upon the sale or retirement of property and equipment, the related costs and accumulated depreciation are eliminated from the accounts and gains or losses are reflected in operations.

F.  REVENUE RECOGNITION

Sales are recognized upon completion of installation and approval by the customer. Each installation requires an initial payment that is classified as customer deposits.

G.  ADVERTISING

The Company expenses the cost of advertising the first time the advertising takes place.

H.  USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

I.  LOSS PER SHARE

The Company has adopted the provisions of Financial Accounting Standard No. 128, "Earnings per share", which became effective for financial statements for fiscal years ending after December 15, 1997. The statement requires that the Company report basic and diluted earning (loss) per share for all periods reported. Basic net income per share is computed dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, if any.

For the periods presented, diluted net loss per share was the same as basic net loss per share since the Company had no dilutive securities at December 31, 1999.

J.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash, loan receivable, other current assets, trade payables and accrued expenses which approximated fair value as of December 31, 1999.

3.  SHAREHOLDERS' EQUITY

A. In August, 1998, The Board of Directors of In-Sports amended its articles of incorporation to increase the number of authorized common stock from 1,500 shares to 50,000,000 shares and change from no par value to $.001 par value. The Board of Directors also approved a 1,000-to-1 common stock split. All per share data in these consolidated financial statements reflect the stock split. In July 2002 the authorized stock was increased from 50,000,000 shares to 500,000,000.

B. In connection with a private placement offering in April, 1999, the Company sold 10,000,000 shares of common stock at $.10 per share for $10,000 in cash and $990,000 in subscriptions receivable. As of December 31, 1999, the Company has collected $257,850 of the subscription notes receivable.

4.  INCOME TAXES

Because of its past losses, Avery is not liable for any corporate income tax. Because Avery spun off Perma in 2000, Avery's net operating loss (NOL) is restricted to Avery sports Turf, Inc. The NOL is a follows:

     Year        NOL         Year Expires

     1998       $118,000        2018
     1999        330,000        2019
                $448,000

Avery has fully reserved the resulting deferred tax asset because the likelihood of realization of these benefits cannot be presently determined.

5.  STOCK BASED EXPENSES

During 1999 stock was issued for expenses as follows:

1. 500,000 shares valued at $.05 per share were issued to Avery's president as consulting stock for an aggregate value of $25,000.

2. In February 1999 the then CEO and a controlling shareholder gave 250,000 shares of his restricted common stock for the rights to the "Ed-Car Corporation" name and a performance bond. The shares were valued at $1.60 on the date of the transaction based on a 20% marketability discount from the traded market price for an aggregate value of $400,00.

6.  COMMITMENTS AND CONTINCENCIES

A.  LITIGATION

As set forth in the 1999 Form 10KSB "Risk Factors" Item 6, paragraph g., the Company could possibly be exposed to litigation in connection with the issuance of stock subscriptions by previous management. See
Note 2C "Allowance For Doubtful Accounts." Current management believes litigation unlikely but there can be no assurances that there will not be litigation.

B. The Company leases their office facility under an operating lease which expires on March 31, 1001. The future minimum lease payments, excluding escalation charges, are as follow:

     Year Ended December 31,

     2000    $  25,600
     2001        6,400
             $  32,600

Total rent expense charged to operations for the period from January 27, 1998 (inception) through December 31, 1998 amounted to approximately $19,000 and for the year ended December 31, 1999 amounted to approximately $25,000 year.

C. Under the terms of the Standard Manufacturing Agreement, Avery is required to pay $492,500 as of December 2, 2002. A deposit of $257,500 has been made leaving a future commitment of $235,000 to be paid by December 2, 2002.

D. On November 30, 2002, Avery signed an employment agreement with its president, George Avery. The agreement is for three years with a salary of $160,000 per annum plus 2,000,000 shares of stock

7.  SUBSEQUENT EVENTS

Subsequent to December 31, 1999 the following events took place:

A. On July 17, 2000 Perma Grass Corporation was spun off. Perma Grass stock was distributed to stockholders on January 10, 2001 as of record date December 1, 2000. See Note 2B.

B.  A Standard Manufacturing Agreement was signed December 2, 2002.  See
Note 1.

C. On November 30, 2002 an employment agreement with Avery's president was signed. See Note 6D.

D.  In July 2002 the Company changed its name from In-Sports
International, Inc. to Avery Sports Turf, Inc. and increased its authorized stock from 50,000,000 to 500,000,000 shares. See Note 3A.

                                   EXHIBITS

Exhibit No.          Description
3.1 Articles of Incorporation Incorporated by references to Exhibit 3.1 of the Registrant's Form 10SB12G filed on December 10, 2000.

3.2 Bylaws of the Registrant (Incorporated by references to Exhibit 3.3 of the Registrant's Form 10SB12G filed on October 10, 2000.

10.1 Employment Agreement dated November 30, 2002 by and between the Registrant and George Avery (attached hereto).

10.2    Standard Manufacturing Agreement dated December 2,
        2002 by and between the Registrant and George Avery, an individual and Avery Sports Turf, a private corporation (attached hereto).

99      Certification of Chief Executive Officer Pursuant to
        18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002 (attached hereto).