Form 10-K
period 2000-12-31
AVERY SPORTS TURF INC
filed 2002-12-27
CIK 1083638

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 2000
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________ to ____________

                          Commission File No.: 0-29447

    Avery Sports Turf, Inc. (formerly In Sports International, Inc.)
                 (Name of Small Business Issuer in Its Charter)

                Delaware                               52-2171803
     (State or Other Jurisdiction of                  (IRS Employer
     Incorporation or Organization)                    Identification
Number)

9 Riverdale Industrial Complex, Rome, GA                 30161
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

The Registrant had revenues of $187,388 for the fiscal year ended on December 31, 2000. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 26, 2002 is $1,077,333 (Common stock par value $0.001). As of December 26, 2002, the Registrant had 70453,333 shares of common stock issued and outstanding.

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

Results of Operations.

(a)  Revenues.

The Registrant reported $187,388 including $158,163 from discontinued operations, in gross sales for the current year, representing a 105% increase from the year ended December 31, 1998, and resulting in a gross profit of $89,048 including $85,221 from discontinued operations.

(b)  Selling, General and Administrative Expenses.

The current year's loss was primarily attributable to selling, general and administrative expenses, totaling $345,748 including
$210,864 from discontinued operations.

The increase in expenditures was as a result of a redirection of the Registrant's efforts.

(c)  Depreciation and Amortization.

Depreciation and Amortization for the year ended December 31, 2000 was $2,349. This is lower than the depreciation and amortization of $5156 expensed in the year ended December 31, 1999.

(d)  Interest Expense.

None.

(e)  Income Tax Benefit.

None.

(f)  Net Loss.

The Registrant reported a net loss from continuing operations of $131,057 for the year ended December 31, 2000. This is compared to a net loss of $1,167,697 for the year ended December 31, 1999. The year 1999 involved start up costs of $478,852 and bad debts of $505,859.

Liquidity and Capital Resources.

The Registrant currently has total current assets of $0 and total current liabilities of $200,200, resulting in a net working capital deficit of $200,200. The Company has financed its operations primarily through the sale of common stock for cash and from loans from shareholders for the year ended December 31, 2000. The Registrant is currently in negotiations for additional capital to finance its future growth plans.

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

The Registrant incurred a net loss of $1,261,489 for the fiscal year ended December 31, 1999 and $256,700 loss for the fiscal year ended December 31, 2000. The Registrant's current assets was less than its current liabilities by $83,707 as of December 31, 1999 and a negative working capital of $200,200 as of December 31, 2000. At December 31, 2000, the Registrant had shareholders' equity of $170,085.

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

PART F/S

INDEX TO FINANCIAL STATEMENTS

Independent Auditor's Report

Consolidated Balance Sheet as of December 31, 2000

Consolidates Statements of Operations for the years ended
December 31, 2000 and December 31, 1999

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000 and December 31, 1999

Consolidated Statements of Cash Flows for the years ended
December 31, 2000 and December 31, 1999

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

George Avery                President                      December 23, 2002
/s/ George Avery

Richard Dunning             Director                       December 23, 2002
/s/ Richard Dunning

William Brent Paschal       Director                       December 23, 2002
/s/ William Brent Paschal

Gary Borglund               Director, Secretary            December 23, 2002
/s/ Gary Borglund

                           REPORT OF INDEPENDENT AUDITOR


Board of Directors
Avery Sport Turf, Inc. formerly In-Sports International, Inc.
Wilmington, Delaware

I have audited the accompanying consolidated balance sheet of Avery Sports Turf, Inc., formerly In-Sports International, Inc., a Delaware corporation as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of Avery Sports Turf, Inc. as of December 31, 2000 and the results of its operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 2.A. to the consolidated financial statements, the Company's losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans in this regard are also discussed in Note 2.A.

                                      George Brenner, C.P.A.

Los Angeles, California
December 26, 2002

                              AVERY SPORTS TURF, INC.
                       FORMERLY IN-SPORTS INTERNATIONAL, INC.
                            CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000

                                     ASSETS

CURRENT ASSETS:
Cash                                                    $        -
PROPERTY AND EQUIPMENT - net                                 8,158
SECURITY DEPOSIT                                             4,627
MANUFACTURING AGREEMENT DEPOSIT                            357,500

     TOTAL ASSETS                                        $ 370,285

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Bank over draft                                              4,761
Accounts payable                                            68,913
Accrued expenses and other current liabilities             126,526

     TOTAL CURRENT LIABILITIES                             200,200

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, par value $.001 -
authorized 500,000,000 shares, issued
and outstanding 22,500,000 shares                           22,500
Additional paid in capital                               1,784,004
LESS:  Common stock subscriptions receivable
      ($505,859) net of $505,859 allowance
       for doubtful accounts (Note 2.C.)                         -
Deficit                                                 (1,636,419)

     TOTAL SHAREHOLDERS' EQUITY                            170,085

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 370,285

             See notes to consolidated financial statements.

                           AVERY SPORTS TURF, INC.
                    FORMERLY IN-SPORTS INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                   Year Ending December 31
                                                   1999              2000

NET SALES                                         $     81,703  $   29,225

COST OF GOODS SOLD                                      75,232      25,398

GROSS PROFIT (LOSS)                                      6,471       3,827

SELLING, GENERAL AND   ADMINISTRATIVE                  189,457     134,884

LOSS FROM OPERATIONS                                  (182,986)   (131,057)

BAD DEBT RELATED TO SUBSCRIPTION AGREEMENT (NOTE 2C.) (505,859)          -

COSTS OF START-UP ACTIVITY                            (478,852)          -

NET LOSS FROM CONTINUING OPERATIONS                 (1,167,698)   (131,057)

NET LOSS FROM DISCONTINUED OPERATIONS                  (93,792)   (125,643)

NET LOSS                                            (1,261,489)   (256,700)

LOSS PER COMMON SHARE, BASIC AND DILUTED:
CONTINUED OPERATIONS                                     (.071)      (.006)

DISCONTINUED OPERATIONS                                  (.006)      (.006)

TOTAL                                                    (.077)      (.012)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED                      16,428,767  22,236,986

                See notes to consolidated financial statements.

                             AVERY SPORTS TURF, INC.
                      FORMERLY IN-SPORTS INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY



                                                       Additional   Common Stock    Accumulated    Total
                                    Common Stock        Paid-In    Subscription      Deficit    Shareholder
                                Shares        Amount    Capital     Receivable                    Equity

BALANCE, DECEMBER 31, 1998      10,000,000     10,000     132,192            -       (118,230)      23,962
Contribution of capital
- notes                         10,000,000     10,000     990,000     (576,182)             -      423,818
Stock for Ed-Car
Construction, LLC                        -          -     400,000            -              -      400,000
Capital contributed                                        69,312            -              -       69,312
Stock for manufacturing
agreement deposit                  500,000        500      24,500            -              -       25,000
Allowance for doubtful collections
(Note 2.C.)                                                      -     505,859              -      505,859
Net loss                                                                           (1,261,489)  (1,261,489)

BALANCE DECEMBER 31, 1999        20,500,000     20,500   1,616,004     (70,323)    (1,379,719)     186,462
Stock for services                2,000,000      2,000      18,000           -              -       20,000
Capital contributed                       -          -     150,000           -              -      150,000
Subscriptions collected                   -          -           -       70,323             -       70,323
Net loss                                  -          -           -            -      (256,700)    (256,700)

BALANCE, DECEMBER 31, 2000       22,500,000     22,500   1,784,004            -    (1,636,419)     170,085


                 See notes to consolidated financial statements.

                               AVERY SPORTS TURF, INC.
                        FORMERLY IN-SPORTS INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              YEAR ENDING DECEMBER 31,

                                                      1999               2000

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                          $(1,261,489)     $(256,700)
Adjustments to reconcile net loss to net
   cash used in operating activities:
   Bad debts - subscription receivable (Note 2.C.)     505,859              -
   Depreciation                                          5,156          2,349
   Non-monetary cost of start-up activity              400,000              -
   Stock for services                                   25,000         20,000
Changes in operating assets and liabilities:
Prepaid expense and other current asset                 22,500              -
Accounts payable                                       66,032             317
Accrued expenses and other current assets              41,186          76,928
Net cash used in operating activities                (195,756)       (157,106)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on manufacturing agreement                  (257,500)       (100,000)
Purchase of property equipment                        (10,603)         (2,465)
Loan receivable - shareholder                           4,662               -
Security deposit                                            -               -
Net cash used in investing activities                (263,441)       (102,465)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution of capital                                69,312         150,000
Direct cost of reverse acquisition                          -               -
Net proceeds from issuance of stock                   423,818          70,323
Net cash provided by financing activities             493,130          220,323

NET INCREASE IN CASH                                   33,933          (39,248)
CASH AT BEGINNING OF PERIOD                               554           34,487
CASH AT END OF PERIOD                                  34,487           (4,761)

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest                                                    -                -
Income Taxes                                                -                -

Supplemental Disclosure of Non-Cash Flow
Investing and Financing Activities
Issuance of common stock from reverse
  acquisition                                               -                -

Issuance of common stock for stock
   subscription receivable                            576,182                -

Issuance of common stock for service                   25,000           20,000

                   See notes to consolidated financial statements

                              AVERY SPORTS TURF, INC.
                     FORMERLY IN-SPORTS INTERNATIONAL, INC.
                                DECEMBER 31, 2000
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
..
1.  HISTORY

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.CONTINUED EXISTENCE

The accompanying consolidated financial statements have been prepared assuming that Avery will continue as a going concern. Avery, since its inception, has incurred net losses of approximately $1,636,000 and negative cash flows from operations of approximately $ 482,000 which raise substantial doubt about its ability to continue as a going concern. The company's ability to continue as a going concern is dependent upon profitable operations and support from present shareholders and dependent on the success of the Standard Manufacturing Agreement. There can be no assurance that the Agreement will be successful.

B.  PRESENTATION

The accompanying consolidated financial statements include the accounts of Avery and its wholly owned subsidiary Perma Grass
Corporation.  All inter-company transactions have been eliminated.

The wholly owned subsidiary, Perma Grass, was "spun-off" at a special Board of Directors meeting held July 17, 2000. Perma Grass stock was distributed to stockholders of record as of December 1, 2000 and payable January 10, 2001. The consolidated financial statements have presented Perma Grass' operations for 1999 and 2000 as "Discontinued Operations."

C.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts applies to notes receivable for stock subscriptions. The original amount of the notes was $1,000,000 of which $423,818 and $70,323 was collected in 1999 and 2000, respectively. The uncollected amount $505,859 has been fully reserved. Management continues to attempt to locate the note holders. See Note 7.A. "Litigation."

D.  MANUFACTURING AGREEMENT DEPOSIT

In consideration for the Standard manufacturing Agreement, Avery Delaware agreed to pay $422,500 plus the assumption of a $70,000 liability for the exclusive right to Avery GA. At December 31, 2000 the amount advanced was $357,500. Beginning December 2, 2002 the deposit ($492,500) will be amortized over four years.

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

For the periods presented, diluted net loss per share was the same as basic net loss per share since the Company had no dilutive securities at December 31, 2000.

J.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash, loan receivable, other current assets, trade payables and accrued expenses which approximated fair value as of December 31, 2000.

3.  SHAREHOLDERS' EQUITY

A. In August, 1998, The Board of Directors of In-Sports amended its articles of incorporation to increase the number of authorized common stock from 1,500 shares to 50,000,000 shares and change from no par value to $.001 par value. The Board of Directors also approved a 1,000-to-1 common stock split. All per share data in these consolidated financial statements reflect the stock split. In July 2002 the authorized stock was increased from 50,000,000 shares to 500,000,000 shares.

B.In connection with a private placement offering in April, 1999, the Company sold 10,000,000 shares of common stock at $.10 per share for $10,000 in cash and $990,000 in subscription notes receivable. As of December 31, 2000, the Company has collected $494,141 of the subscription notes receivable.

4.  INCOME TAXES

Because of its past losses, Avery is not liable for any corporate income tax. Because Avery spun off Perma in 2000, Avery's net operating loss (NOL) is restricted to Avery sports Turf, Inc. The NOL is a follows:

     Year     NOL         Year Expires

     1998     $118,000       2018
     1999      330,000       2019
     2000      131,000       2002
              $579,000

Avery has fully reserved the resulting deferred tax asset because the likelihood of realization of these benefits cannot be presently determined.

5.  STOCK BASED EXPENSES

Stock was issued for expenses as follows:

1. In November 1999, 500,000 shares valued at $.05 per share were issued to Avery's president as consulting stock for an aggregate value of $25,000.

2. In February 1999 the then CEO and a controlling shareholder gave 250,000 shares of his restricted common stock for the rights to the "Ed-Car Corporation" name and a performance bond. The shares were valued at $1.60 on the date of the transaction based on a 20% marketability discount from the traded market price for an aggregate value of $400,00.

3. In February 2000 the Company's then CEO was issued 2,000,000 shares of stock valued at $.01 per share for an aggregate value of $20,000.

6.  DIVIDEND PAYABLE

On July 17, 2000 Avery spun off its wholly-owned subsidiary, Perma. The corporate resolution stated that Perma's stock was to be distributed to stockholder of records as of December 01, 2000, payable January 10, 2001. Concurrent with the corporate resolution the then CEO resigned. Avery retained a 12% interest in Perma.

Because Perma has a shareholders' deficiency no value has been assigned to the dividend. At December 31, 2000 Perma's shareholders' deficiency was $336,807. In 2001 Avery will record the deficiency as a gain on the disposition of its subsidiary. The gain is credited to paid in capital.

7.  COMMITMENTS AND CONTINCENCIES

A.  LITIGATION

As set forth in the 1999 Form 10KSB "Risk Factors" Item 6, paragraph g., the Company could possibly be exposed to litigation in connection with the issuance of stock subscriptions by previous management. See
Note 2C "Allowance For Doubtful Accounts." Current management believes litigation unlikely but there can be no assurances that there will not be litigation.

B. The Company leases their office facility under an operating lease which expires on March 31, 2001. The future minimum lease payments, excluding escalation charges, are as follow:

Year Ended December 31

2001      $6,400

C. Under the terms of the Standard Manufacturing Agreement, Avery is required to pay $492,500 as of December 2, 2002. A deposit of $357,500 has been made leaving a future commitment of $135,000 to be paid by December 2, 2002. See Note 1.

D. On November 30, 2002, Avery signed an employment agreement with its president, George Avery. The agreement is for three years with a salary of $160,000 per annum plus 2,000,000 shares of stock

8.  SUBSEQUENT EVENTS

Subsequent to December 31, 2000 the following events took place:

A. On July 17, 2000 Perma Grass Corporation was spun off. Perma Grass stock was distributed to stockholders as of January 10, 2001 as of record date December 1, 2000. See Note 6.

B.  A Standard Manufacturing Agreement was signed December 2, 2002.  See
Note 1.

C. On November 30, 2002 an employment agreement with Avery's president was signed. See Note 7.D.

D.  In July 2002 the Company changed its name from In-Sports
International, Inc. to Avery Sports Turf, Inc. and increased its authorized stock from 50,000,000 shares to 500,000,000 shares. See
Note 3.

                                 EXHIBITS

Exhibit No.                  Description

3.1 Articles of Incorporation Incorporated by references to Exhibit 3.1 of the Registrant's Form 10SB12G filed on October 10, 2000.

3.2 Bylaws of the Registrant (Incorporated by references to Exhibit 3.3 of the Registrant's Form 10SB12G filed on October 10, 2000.

10.1 Employment Agreement dated November 30, 2002 by and between the Registrant and George Avery is attached to the 1999 10KSB and is incorporated herein by reference.

10.2    Standard Manufacturing Agreement dated December 2,
        2002 by and between the Registrant and George Avery, an individual and Avery Sports Turf, a private corporation is attached to the 1999 10KSB and incorporated herein by reference.

99      Certification of Chief Executive Officer Pursuant to
        18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002 is attached to the 1999
        10KSB and incorporated herein by reference.