Form 10KSB
period 2001-12-31
AVERY SPORTS TURF INC
filed 2002-12-30
CIK 1083638

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 2001
                                       OR

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

The Registrant had no revenues for the fiscal year ended on December 31, 2001. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 26, 2002 is $1,077,333 (Common stock par value $0.001). As of December 26, 2002, the Registrant had 70453,333 shares of common stock issued and outstanding.


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

Results of Operations.

(a)  Revenues.

The Registrant reported $0 in gross sales for the current year. For the year ended December 31, 2000 revenues were $187,388.

(b)  Selling, General and Administrative Expenses.

The current year's loss was primarily attributable to $0 revenue, selling, and general and administrative expenses, totaling $299,873.

The increase in expenditures was as a result of a redirection of the Registrant's efforts.

(c)  Depreciation and Amortization.

Depreciation and Amortization for the year ended December 31, 2001 was $0. This is lower than the depreciation and amortization of $2,349 expensed in the year ended December 31, 2000.

(d)  Interest Expense.

None.

(e)  Income Tax Benefit.

None.

(f)  Net Loss.

The Registrant reported a net loss of $299,873 for the year ended
December 31, 2001. This is compared to a net loss of $256,700 for the year ended December 31, 2000.

Liquidity and Capital Resources.

The Registrant currently has total current assets of $43 and total current liabilities of $161,162 resulting in a net working capital deficit of $161,119. The Company has financed its operations primarily through the sale of common stock for cash and from loans from shareholders for the year ended December 31, 2001. The Registrant is currently in negotiations for additional capital to finance its future growth plans.

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

The Registrant incurred a net loss of $256,700 for the fiscal year ended December 31, 2000 and $299,873 loss for the fiscal year ended December 31, 2001. The Registrant's current assets was less than its current liabilities by $200,200 as of December 31, 2000 and a negative working capital of $161,119 as of December 31, 2001. At December 31, 2001, the Registrant had shareholders' equity of $288,419.

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

PART F/S

INDEX TO FINANCIAL STATEMENTS

Independent Auditor's Report

Balance Sheet as of December 31, 2001

Statements of Operations for the years ended
December 31, 2001 and December 31, 2000

Statements of Shareholders' Equity for the years ended
December 31, 2001 and December 31, 2000

Statements of Cash Flows for the years ended
December 31, 2001 and December 31, 2000

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

Gary Borglund                    /s/ Gary Borglund     December 23, 2002

                           REPORT OF INDEPENDENT AUDITOR


Board of Directors
Avery Sport Turf, Inc. formerly In-Sports International, Inc.
Wilmington, Delaware

I have audited the accompanying balance sheet of Avery Sports Turf, Inc., formerly In-Sports International, Inc. a Delaware corporation as of December 31, 2001 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of Avery Sports Turf, Inc. as of December 31, 2001, the results of its operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in
Note 2.A. to the financial statements, the Company's losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans in this regard are also discussed in Note 2.A..

                                   George Brenner, C.P.A.

Los Angeles, California
December 26, 2002

                                AVERY SPORTS TURF, INC.
                         FORMERLY IN-SPORTS INTERNATIONAL, INC.
                                      BALANCE SHEET
                                    DECEMBER 31, 2001

                                        ASSETS

CURRENT ASSETS:
Cash                                                      $          43
PROPERTY AND EQUIPMENT - net                                      8,021
DUE FROM PERMA GRASS CORPORATION                                 59,017
MANUFACTURING AGREEMENT DEPOSIT                                 382,500

   TOTAL ASSETS                                                 449,581

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                 29,970
Accrued expenses and other current liabilities                  131,192

   TOTAL CURRENT LIABILITIES                                    161,162

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock, par value $.001 -
authorized 500,000,000 shares, issued
and outstanding 29,290,000 shares                                29,290
Additional paid in capital                                    2,195,421
LESS:  Common stock subscriptions receivable
      ($505,859) net of $505,859 allowance
       for doubtful accounts                                          -
Deficit                                                      (1,936,292)
  TOTAL SHAREHOLDERS' EQUITY                                    288,419

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   449,581

                    See notes to  financial statements.

                           AVERY SPORTS TURF, INC.
                    FORMERLY IN-SPORTS INTERNATIONAL, INC.
                          STATEMENT OF OPERATIONS

                                                      Year Ending December 31
                                                          2000      2001

NET SALES                                             $   29,225  $          -

COST OF GOODS SOLD                                        25,398             -

GROSS PROFIT                                               3,827             -

SELLING, GENERAL AND ADMINISTRATIVE                      134,884      (299,873)

LOSS FROM OPERATIONS                                    (131,057)     (299,873)

NET LOSS FROM CONTINUING OPERATIONS                     (131,057)     (299,873)

NET LOSS FROM DISCONTINUED OPERATIONS                   (125,643)            -

NET LOSS                                                (256,700)     (299,873)

LOSS PER COMMON SHARE, BASIC AND DILUTED:
CONTINUING OPERATIONS                                      (.006)         (.01)

DISCONTINUED OPERATIONS                                    (.006)            -

TOTAL                                                      (.012)         (.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED                        22,236,986    26,674,192

                      See notes to  financial statements.

                              AVERY SPORTS TURF, INC.
                     FORMERLY IN-SPORTS INTERNATIONAL, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY




                                                       Additional   Common Stock    Accumulated    Total
                                    Common Stock        Paid-In    Subscription      Deficit    Shareholder
                                Shares        Amount    Capital     Receivable                    Equity

BALANCE DECEMBER 31 1999       20,500,000      20,500   1,616,004     (70,323)     (1,379,719)   186,462
Stock for services              2,000,000       2,000      18,000           -               -     20,000
Capital contributed                     -           -     150,000           -               -    150,000
Subscriptions collected                 -           -           -      70,323               -     70,323
Net loss                                -           -           -           -        (256,700)  (256,700)
BALANCE, DECEMBER 31 2000      22,500,000      22,500   1,784,004           -      (1,636,419)   170,085
Stock issued for services       5,640,000       5,640      50,760           -               -     56,400
Stock issued for cash           1,150,000       1,150      23,850           -               -     25,000
Gain on "Spin Off" of
subsidiary                              -           -     336,807           -               -    336,807
Net loss                                -           -           -           -        ( 299,873) (299,873)
BALANCE DECEMBER 31 2001       29,290,000      29,290   2,195,421           -       (1,936,292)  288,419


                           See notes to  financial statements.

                                  AVERY SPORTS TURF, INC.
                           FORMERLY IN-SPORTS INTERNATIONAL, INC.
                                   STATEMENTS OF CASH FLOWS
                                   YEAR ENDING DECEMBER 31,

                                                           2000          2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                              $(256,700)   $(299,873)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation                                                2,349            -
Non-monetary cost of start-up activity                          -            -
Stock for services                                         20,000       56,400
Changes in operating assets and liabilities:
Accounts receivable                                                    112,280
Accounts payable                                              317        4,804
Accrued expenses and other current assets                  76,928      131,193

Net cash provided (used) in  operating activities        (157,106)       4,804

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on manufacturing agreement                      (100,000)     (25,000)
Purchase of property equipment                             (2,465)           -
Security deposit                                                -            -
Net cash used in investing activities                    (102,465)     (25,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution of capital                                   150,000            -
Direct cost of reverse acquisition                              -            -
Net proceeds from issuance of stock                        70,323       25,000
Net cash provided by financing activities                 220,323       25,000

NET INCREASE IN CASH                                      (39,248)       4,804

CASH AT BEGINNING OF PERIOD                                34,487       (4,761)

CASH AT END OF PERIOD                                      (4,761)          43

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest                                                        -            -
Income Taxes                                                    -            -

Supplemental Disclosure of Non-Cash Flow
Investing and Financing Activities
Issuance of common stock from reverse acquisition               -            -

Issuance of common stock for stock
subscription receivable                                         -            -

Issuance of common stock for service                       20,000       56,400

                           See notes to  financial statements


                                   AVERY SPORTS TURF, INC.
                           FORMERLY IN-SPORTS INTERNATIONAL, INC.
                                     DECEMBER 31, 2001
                                NOTES TO FINANCIAL STATEMENTS
..
1.  HISTORY

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  CONTINUED EXISTENCE

The accompanying consolidated financial statements have been prepared assuming that Avery will continue as a going concern. Avery, since its inception, has incurred net losses of approximately $1,936,000 and negative cash flows from operations of approximately $477,000_ which raise substantial doubt about its ability to continue as a going concern. The company's ability to continue as a going concern is dependent upon profitable operations and support from present shareholders and dependent on the success of the Standard Manufacturing Agreement. There can be no assurance that the Agreement will be successful.

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

D.  MANUFACTURING AGREEMENT DEPOSIT

In consideration for the Standard manufacturing Agreement, Avery Delaware agreed to pay $422,500 plus the assumption of a $70,000 liability for the exclusive right to Avery GA. At December 31, 2000 the amount advanced was $382,500. Beginning December 2, 2002 the deposit ($492,500) will be amortized over four years.

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

For the periods presented, diluted net profit (loss) per share was the same as basic net loss per share since the Company had no dilutive securities at December 31, 2001.

J.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash, loan receivable, other current assets, trade payables and accrued expenses which approximated fair value as of December 31, 2001.

3.  SHAREHOLDERS' EQUITY

A. In August, 1998, The Board of Directors of In-Sports amended its articles of incorporation to increase the number of authorized common stock from 1,500 shares to 50,000,000 shares and change from no par value to $.001 par value. The Board of Directors also approved a 1,000-to-1 common stock split. All per share data in these financial statements reflect the stock split.

B. In connection with a private placement offering in April, 1999, the Company sold 10,000,000 shares of common stock at $.10 per share for $10,000 in cash and $990,000 in subscription notes receivable. As of December 31, 2001, the Company has collected $494,141 of the subscription notes receivable. In July 2002 the authorized stock was increased from 50,000,000 shares to 500,000,000 shares.

4.  INCOME TAXES

Because of its past losses, Avery is not liable for any corporate income tax. Because Avery spun off Perma in 2000, Avery's net operating loss (NOL) is restricted to Avery Sports Turf, Inc. The NOL is a follows:

     Year        NOL       Year Expires

     1999        237,000       2019
     2000        131,000       2020
     2001        300,000       2021
                $668,000

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

4. In May and June of 2001 consultants were issued 5,640,000 shares at $.01 per share for an aggregate value of 56,400,000.
This includes 2,000,000 and 2,000,000 shares issued to George
Avery (President) and Mark Avery, respectively.

6.  DIVIDEND PAYABLE

On July 17, 2000 Avery spun off its wholly-owned subsidiary, Perma. The corporate resolution stated that Perma's stock was to be distributed to the stockholders of record as of December 1, 2000, payable January 10, 2001. Concurrent with the corporate resolution the then CEO resigned. Avery retained a 12% interest in Perma.

Because Perma has a shareholders' deficiency no value has been assigned to the dividend. At December 31, 2001 Perma's shareholders' deficiency was $336,807 and is recorded as a gain on the disposition of its subsidiary. The gain is credited to paid in capital.

7.  COMMITMENTS AND CONTINCENCIES

A.  LITIGATION

As set forth in the 1999 Form 10KSB "Risk Factors" Item 6, paragraph g., the Company could possibly be exposed to litigation in connection with the issuance of stock subscriptions by previous management. See
Note 2C "Allowance For Doubtful Accounts." Current management believes litigation unlikely. There can be no assurances that there will not be litigation.

B. Under the terms of the Standard Manufacturing Agreement, Avery is required to pay $492,500 as of December 2, 2002. A deposit of $382,500 has been made leaving a future commitment of $110,000 to be paid by December 2, 2002.

C. On November 30, 2002, Avery signed an employment agreement with its president, George Avery. The agreement is for three years with a salary of $160,000 per annum plus 2,000,000 shares of stock.

8.  SUBSEQUENT EVENTS

Subsequent to December 31, 2001 the following events took place:

A.   A Standard Manufacturing Agreement was signed December 2, 2002.
See Note 1.

B. On November 30, 2002 an employment agreement with Avery's president was signed. See Note 7. C.

C.  In July 2002 the Company changed its name from In-Sports
International, Inc. to Avery Sports Turf, Inc. and increased its authorized stock from 50,000,000 shares to 500,000,000 shares. See Note 3.

9.  UNAUDITED FINANCIAL STATEMENTS

The following unaudited financial statements include the balance sheet as of September 30, 2002 and the related statements of operations and cash flows for the nine months ended September 30, 2002.

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles consistent in all material respects with those applied in the Company's Annual Report on Form 10K for the year ended December 31, 2001.

Subsequent to September 30, 2002 the Company issued 5,613,333 shares consisting of 2,000,000 shares for services and 3,613,333 shares for cash of $63,200.

As of November 19, 2002 there were 70,453,333 shares of common stock outstanding.

Also, subsequent to September 30, 2002 the assets of the formerly wholly owned subsidiary (Perma Grass) may be sold. Depending upon the sales price the Company may not recoup the $59,017 due it. If so, the amount will be written off in the fourth quarter of 2002.

                            AVERY SPORTS TURF, INC.
                     FORMERLY IN-SPORTS INTERNATIONAL, INC.
                                  BALANCE SHEET
                                SEPTEMBER 30 2002
                                    UNAUDITED

                                     ASSETS

CURRENT ASSETS:
Cash                                                      $          43
PROPERTY AND EQUIPMENT - net                                      8,021
DUE FROM PERMA GRASS CORPORATION                                 59,017
INVESTMENT                                                        2,000
MANUFACTURING AGREEMENT DEPOSIT                                 402,500

   TOTAL ASSETS                                                 471,581

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                29,970
Accrued expenses and other current liabilities                 131,192

   TOTAL CURRENT LIABILITIES                                   161,162

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock, par value $.001 -
authorized 500,000,000 shares, issued
and outstanding 64,840,000 shares                               64,840
Additional paid in capital                                   2,497,371
LESS:  Common stock subscriptions receivable
      ($505,859) net of $505,859 allowance
       for doubtful accounts (Note  )                                -
Deficit                                                     (2,251,792)

   TOTAL SHAREHOLDERS' EQUITY                                  310,419

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   471,581

                  See notes to financial statements.

                             AVERY SPORTS TURF, INC.
                      FORMERLY IN-SPORTS INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
                    PERIOD ENDING NINE MONTHS SEPTEMBER 30, 2002
                                      UNAUDITED

NET SALES                                                      $        -

COST OF GOODS SOLD                                                      -

GROSS PROFIT                                                            -

SELLING, GENERAL AND ADMINISTRATIVE                               315,500

LOSS FROM OPERATIONS                                             (315,500)

NET PROFIT (LOSS)                                                 315,500

LOSS PER COMMON SHARE, BASIC AND DILUTED                            (.007)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED                                 47,942,747

                      See notes to financial statements.

                             AVERY SPORTS TURF, INC.
                       FORMERLY IN-SPORTS INTERNATIONAL, INC.
                              STATEMENTS OF CASH FLOWS
                  PERIOD ENDING NINE MONTHS SEPTEMBER 30, 2002
                                     UNAUDITED

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                                      $  (315,500)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Stock for services                                                  315,500
Changes in operating assets and liabilities:
Accounts payable                                                          -
Accrued expenses and other current assets                                 -
Net cash provided (used) in
operating activities                                                      -

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on manufacturing agreement                                 (20,000)
Net cash used in investing activities                               (20,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock                                      20,000
Net cash provided by financing activities                            20,000

NET INCREASE IN CASH                                                      -
CASH AT BEGINNING OF PERIOD                                              43
CASH AT END OF PERIOD                                                    43

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest                                                                 -
Income Taxes                                                             -

Supplemental Disclosure of Non-Cash Flow
Investing and Financing Activities
Issuance of common stock for investment                              2,000

Issuance of common stock for service                               315,500

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