Form 10QSB
period 2002-03-31
AVERY SPORTS TURF INC
filed 2002-12-31
CIK 1083638

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                     FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

                           Commission File No.: 0-29447

                              Avery Sports Turf, Inc.
                     (formerly In Sports International, Inc.)
                  (Name of Small Business Issuer in Its Charter)

                  Deleware                             52-2171803
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                   Identification Number)

             9 Riverdale Industrial Complex, Rome GA           30161
            (Address of Principal Executive Offices)         (Zip Code)

        Registrant's telephone number, including area code: 706-802-1970

       Securities registered pursuant to Section 12(b) of the Act: NONE

         Securities registered pursuant to Section 12(G) of the Act:
                        COMMON STOCK -$.001 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   YES   [X]      NO   [  ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 26, 2002 is $1,077,333 (Common stock par value $0.001). As of December 26, 2002, the Registrant had
70,453,333 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check
one):   YES   [   ]      NO   [X]

                                      CONTENTS

PART I  FINANCIAL STATEMENTS

ITEM 1  FINANCIAL STATEMENTS

PAGE  1  CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
         MARCH 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001

PAGE  2  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED MARCH 31,
         2002 AND 2001 (UNAUDITED)

PAGE  3  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED MARCH 31, 2002, AND
         2001 (UNAUDITED)

PAGES 4 - 5  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH
          31, 2002 (UNAUDITED)

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITON AND RESULTS OF OPERATIONS

PART II  OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

        RISK FACTORS

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

PART I - FINANCIAL INFORMATION

Item 1.

                                AVERY SPORTS TURF, INC.
                       FORMERLY IN-SPORTS INTERNATIONAL, INC.
                                    BALANCE SHEET
                                    MARCH 31, 2002
                                       UNAUDITED

                                        ASSETS

CURRENT ASSETS
Cash                                                           $       43
PROPERTY & EQUIPMENT, NET                                           8,021
DUE FROM PERMA GRASS CORPORATION                                   59,017
INVESTMENT                                                          2,000
MANUFACTURING AGREEMENT DEPOSIT                                   382,500

   TOTAL ASSETS                                                   451,581

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                                                   29,970
Accrued Expense and other current liabilities                     131,192

   TOTAL CURRENT LIABILITIES                                      161,162

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' EQUITY
Common Stock, par value $.001
   authorized 500,000,000 shares,
   issued and outstanding 44,790,000                               44,790

Additional Paid-In Capital                                      2,336,921
Less: Subscriptions Receivable $505,859
   Net of $505,859Allowance - Doubtful Accounts                         -
Deficit                                                        (2,091,292)
Total Shareholders' Equity                                        290,419

Total Liabilities and Shareholders' Equity                        451,581

                       See Notes to Financial Statements

                              AVERY SPORTS TURF, INC.
                        FORMERLY IN-SPORTS INTERNATIONAL, INC.
                               STATEMENT OF OPERATIONS
                                      UNAUDITED

                                                Three Months     Three Months
                                                    Ended            Ended
                                                March 31 2001    March 31 2002

Net Sales                                       $         -      $         -

Cost of Goods Sold                                        -                -

Gross Profit                                              -                -

Selling, General and Administrative                  60,868          155,000

Loss From Operations                                (60,868)        (155,000)

Net Loss                                            (60,868)        (155,000)

Loss Per Common Share Basic and Diluted               (.003)           (.005)

Weighted Average Number of Common
   Shares Outstanding                            22,500,000        31,184,444

                         See Notes to Financial Statements

                            AVERY SPORTS TURF, INC.
                     FORMERLY IN-SPORTS INTERNATIONAL, INC.
                           STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                Three Months     Three Months
                                                    Ended            Ended
                                                March 31 2001    March 31 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                      $   (60,868)     $   (155,000)
Adjustments to reconcile net loss to
   net cash used in operating activities:
Depreciation                                              -                 -
Stock for services                                   56,400           155,000

Changes in operating assets and liabilities:
Accounts receivable                                       -                 -
Accounts payable                                          -                 -
Accrued expenses                                    (15,728)                -
Net cash used in operating activities               (20,196)                -

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on manufacturing agreement                       -                 -
Investment                                                -            (2,000)
Net cash used in investing activities                     -            (2,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock                      25,000             2,000
Net cash provided by financing Activities            25,000             2,000
NET INCREASE IN CASH                                  4,804                 -
CASH AT BEGINNING OF PERIOD                          (4,761)               43
CASH AT END OF PERIOD                                    43                43

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Stock for services                                   56,400           155,000

CASH PAID
Interest                                                  -                 -
Income taxes                                              -                 -

                        See Notes to Financial Statements

                             AVERY SPORTS TURF, INC.
                     FORMERLY IN-SPORTS INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  UNAUDITED

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Item 310 of Regulation S-B.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Registrant's management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the December 31, 2001 audited financial statements.

NOTE 2.  HISTORY

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

NOTE 3.  REVERSE ACQUISITION

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

Perma was "spun off" January 10, 2001.

NOTE 4.  STANDARD MANUFACTURING AGREEMENT

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

NOTE 5.  CONTINUED EXISTENCE

The accompanying consolidated financial statements have been prepared assuming that Avery will continue as a going concern. Avery, since its inception, has incurred net losses of approximately $1,936,000 as of December 31, 2001 and negative cash flows from operations of approximately $477,000 as of December 31, 2001 which raises substantial doubt about its ability to continue as a going concern. The company's ability to continue as a going concern is dependent upon profitable operations and support from present shareholders and dependent on the success of the Standard Manufacturing Agreement. There can be no assurance that the Agreement will be successful.

NOTE 6.  LITIGATION

As set forth in the 2001 Form 10KSB "Risk Factors" Item 6, paragraph g., the Company could possibly be exposed to litigation in connection with the issuance of stock subscriptions by previous management. Current management believes litigation unlikely but there can be no assurances that there will not be litigation.

NOTE 7.  SUBSEQUENT EVENTS

Subsequent to March 31, 2002 the following events took place:

A.  A Standard Manufacturing Agreement was signed December 2, 2002.

B. On November 30, 2002 an employment agreement with Avery's president was signed.

Item 2. PLAN OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN
OF OPERATION.

Plan of Operation

To date, the primary business of the Registrant has been as a Manufacture and distributor in the United States of artificial grass surfaces for commercial, athletic, residential and child care applications.

In order to expand its business, Registrant is seeking to acquire assets or shares of other entities actively engaged in the same or similar business as the Registrant and which generates revenues. The Registrant has no particular acquisitions in mind but has investigated a number of potential acquisition candidates. The Board of Directors of the Registrant intends to obtain certain assurances of value of the assets and franchise value of any potential acquisition candidate prior to consummating such a transaction. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Registrant.

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

Liquidity and Capital Resources

The Registrant's balance sheet as of March 31, 2002, reflects a total asset value of $45,181. The Registrant has limited cash and no line of credit, other than that which present management may agree to extend to or invest in the Registrant, nor does it expect to have one before any acquisition is completed. The Registrant will carry out its plan of business as discussed above. The Registrant cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses, if any, of a business entity which the Registrant may eventually acquire.

Results of Operations

During the period from January 1, 2002, through March 31, 2002, the Registrant experienced $0 in gross sales, incurred selling, general and administrative expenses of $155,000, and reported a net loss of $155,000for the three months then ended.

Need for Additional Financing

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

Part II - Other Information

Item 1. Legal Proceedings

None; not applicable.

Item 2. Changes in Securities

None; not applicable

Item 3. Defaults Upon Senior Securities

None; not applicable

Item 4. Submission of Matters to a Vote of Security Holders

None; not applicable

Item 5. Other Information

None; not applicable

Item 6. Exhibits and Reports on Form 8-K

None; not applicable

                                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   /s/George Avery, Chief Executive Officer


    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
               TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Avery Sports Turf, Inc. (the "Registrant") on Form 10-QSB for the period ended March 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

(3) The Registrant has no designated chief financial officer and the undersigned is therefore signing in such capacity.

Date:


/s/George Avery, Chief Executive Officer
George Avery, Chief Financial Officer