Form 10QSB
period 2002-06-30
AVERY SPORTS TURF INC
filed 2002-12-31
CIK 1083638

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                     FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002

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

                                 CONTENTS

PART I   FINANCIAL STATEMENTS

ITEM 1   FINANCIAL STATEMENTS

PAGE    1    CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE
             30, 2002 (UNAUDITED) AND MARCH 31, 2002

PAGE    2    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED JUNE 30,
             2002 AND 2001 (UNAUDITED)

PAGE    3    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED JUNE 30, 2002, AND
             2001 (UNAUDITED)

PAGES 4 - 5  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
             JUNE 30, 2002 (UNAUDITED)

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITON AND RESULTS OF OPERATIONS

PART II   OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

          RISK FACTORS

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

PART I - FINANCIAL INFORMATION

Item 1.

                              AVERY SPORTS TURF, INC.
                     FORMERLY IN-SPORTS INTERNATIONAL, INC.
                                   BALANCE SHEET
                                   JUNE 30, 2002
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

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' EQUITY
Common Stock, par value $.001
   authorized 500,000,000 shares,
   issued and outstanding 64,840,000                         64,840

Additional Paid-In Capital                                2,497,371
Less: Subscriptions Receivable $505,859
   Net of $505,859Allowance - Doubtful Accounts                   -
Deficit                                                  (2,251,792)
Total Shareholders' Equity                                  310,419

   Total Liabilities and Shareholders' Equity               471,581

                     See Notes to Financial Statements

                            AVERY SPORTS TURF, INC.
                     FORMERLY IN-SPORTS INTERNATIONAL, INC.
                           STATEMENT OF OPERATIONS
                                  UNAUDITED





                                       Three Months       Three Months       Six Months       Six Months
                                           Ended              Ended             Ended           Ended
                                       June 30, 2001      June 30, 2002      June 30, 2001    June 30, 2002


Net Sales                              $          -       $          -       $
-     $        -

Cost of Goods Sold                                -                  -
-               -

Gross Profit                                      -                  -
-               -

Selling, General and Administrative         117,268            160,500
178,136         315,000

Loss From Operations                       (117,268)          (160,500)
(178,136)       (315,000)

Net Loss                                   (117,268)          (160,500)
(178,136)       (315,000)

Loss Per Common Share Basic and Diluted       (.005)             (.003)
(.008)          (.008)

Weighted Average Number of Common
   Shares Outstanding                    23,701,304         47,654,286
23,144,530      39,636,133


                            See Notes to Financial Statements

                                   AVERY SPORTS TURF, INC.
                             FORMERLY IN-SPORTS INTERNATIONAL, INC.
                                   STATEMENTS OF CASH FLOWS
                                           UNAUDITED

                                                  Six Months      Six Months
                                                    Ended           Ended
                                                 June 30, 2001   June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                       $   (178,136)    $   (315,000)
Adjustments to reconcile net loss to
   net cash used in operating activities:
Depreciation                                                -                -
Stock for services                                     56,400          315,000

Changes in operating assets and liabilities:
Accounts receivable                                         -                -
Accounts payable                                            -                -
Accrued expenses                                      126,540                -
Net cash used in operating activities                   4,804                -

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on manufacturing agreement                   (25,000)               -
Investment                                                  -                -
Net cash used in investing activities                 (25,000)               -

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock                        25,000           20,000
Net cash provided by financing Activities              25,000           20,000
NET INCREASE IN CASH                                    4,804                -
CASH AT BEGINNING OF PERIOD                            (4,761)              43
CASH AT END OF PERIOD                                      43               43

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Stock for services                                     56,400          315,000

CASH PAID
Interest                                                    -                -
Income taxes                                                -                -

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

NOTE 7.  SUBSEQUENT EVENTS

Subsequent to June 30, 2002 the following events took place:

A.  Standard Manufacturing Agreement was signed December 2, 2002.

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

Liquidity and Capital Resources

The Registrant's balance sheet as of June 30, 2002, reflects a total asset value of $471,581. The Registrant has limited cash and no line of credit, other than that which present management may agree to extend to or invest in the Registrant, nor does it expect to have one before any acquisition is completed. The Registrant will carry out its plan of business as discussed above. The Registrant cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses, if any, of a business entity which the Registrant may eventually acquire.

Results of Operations

During the period from April 1, 2002 through June 30, 2002, the
Registrant experienced $0 in gross sales, incurred selling, general and administrative expenses of $315,000, and reported a net loss of $315,000 for the three months then ended.

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


                                  /s/George Avery, Chief Executive Officer


    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
              TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Avery Sports Turf, Inc. (the "Registrant") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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