Form 10QSB
period 2002-09-30
AVERY SPORTS TURF INC
filed 2002-12-31
CIK 1083638

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                     FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2002

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

                                      CONTENTS


PART I  FINANCIAL STATEMENTS

ITEM 1  FINANCIAL STATEMENTS

PAGE     1     CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
               SEPTEMBER 30, 2002 (UNAUDITED) AND MARCH 31, 2002

PAGE     2     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER
               30, 2002 AND 2001 (UNAUDITED)

PAGE     3     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002,
               AND 2001 (UNAUDITED)

PAGES 4 - 5    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
               STATEMENTS AS OF SEPTEMBER 30, 2002 (UNAUDITED)

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITON AND RESULTS OF OPERATIONS

PART II  OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

        RISK FACTORS

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

PART I - FINANCIAL INFORMATION

Item 1.

                                AVERY SPORTS TURF, INC.
                        FORMERLY IN-SPORTS INTERNATIONAL, INC.
                                     BALANCE SHEET
                                   SEPTEMBER 30, 2002
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

                        See Notes to Financial Statements

                             AVERY SPORTS TURF, INC.
                      FORMERLY IN-SPORTS INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
                                    UNAUDITED


                                       Three Months       Three Months       Nine Months       Nine Months
                                           Ended              Ended             Ended           Ended
                                       Sept 30, 2001      Sept 30, 2002      Sept 30, 2001    Sept 30, 2002
Net Sales                               $         -       $         -        $       -        $         -

Cost of Goods Sold                                -                 -                -                  -

Gross Profit                                      -                 -                -                  -

Selling, General and Administrative          60,868                 -          239,044            315,500

Loss From Operations                        (60,868)                -         (239,004)          (315,500)

Net Loss                                    (60,868)                -         (239,004)          (315,500)

Loss Per Common Share Basic and Diluted       (.002)                -             (.01)             (.007)

Weighted Average Number of Common
   Shares Outstanding                    28,640,000        64,840,000       24,996,484          47,942,747


See Notes to Financial Statements

                                 AVERY SPORTS TURF, INC.
                          FORMERLY IN-SPORTS INTERNATIONAL, INC.
                                STATEMENTS OF CASH FLOWS
                                        UNAUDITED
                                              Nine Months        Nine Months
                                                 Ended              Ended
                                            Sept. 30, 2001      Sept. 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                  $    (239,044)      $    (315,000)
Adjustments to reconcile net loss to
   net cash used in operating activities:
Depreciation                                            -                   -
Stock for services                                 56,400             315,000

Changes in operating assets and liabilities:
Accounts receivable                                     -                   -
Accounts payable                                        -                   -
Accrued expenses                                  187,448                   -
Net cash used in operating activities               4,804                   -

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on manufacturing agreement               (25,000)            (20,000)
Investment                                              -                   -
Net cash used in investing activities             (25,000)            (20,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock                    25,000              20,000
Net cash provided by financing Activities          25,000              20,000
NET INCREASE IN CASH                                4,804                   -
CASH AT BEGINNING OF PERIOD                        (4,761)                 43
CASH AT END OF PERIOD                                  43                  43

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Stock for services                                 56,400             315,000

CASH PAID
Interest                                                -                   -
Income taxes                                            -                   -

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

NOTE 7.  SUBSEQUENT EVENTS

Subsequent to September 30, 2002 the following events took place:

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

Liquidity and Capital Resources

The Registrant's balance sheet as of September 30, 2002, reflects a total asset value of $471,581. The Registrant has limited cash and no line of credit, other than that which present management may agree to extend to or invest in the Registrant, nor does it expect to have one before any acquisition is completed. The Registrant will carry out its plan of business as discussed above. The Registrant cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses, if any, of a business entity which the Registrant may eventually acquire.

Results of Operations

During the period from July 1, 2002 through September 30, 2002, the Registrant experienced $0 in gross sales, incurred selling, general and administrative expenses of $315,000, and reported a net loss of $315,000 for the three months then ended.

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

None; not applicable

Item 5. Other Information

None; not applicable

Item 6. Exhibits and Reports on Form 8-K

All exhibits referred to herein are incorporated by reference.

1. On August 14, 2002 a form 8K was filed to change the Registrant's certifying accountant.

2. On July 22, 2002, a form 8K was filed to change the Registrant's name from "In Sports International, Inc.." to
"Avery Sports Turf, Inc."

3. Also, on July 22, 2002, an 8K was filed to reflect the Registrant's directors, as well as a majority of the Registrant's stockholders by way of written consent, approved an increase in the number of authorized shares from fifty million (50,000,000) to five hundred million (500,000,000) and authorized the Company to amend the Articles of Incorporation to reflect the increased in its authorized shares.

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



/s/George Avery, Chief Executive Officer


     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
               TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Avery Sports Turf, Inc. (the "Registrant") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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