Form 10KSB/A
period 2001-12-31
AVERY SPORTS TURF INC
filed 2003-06-06
CIK 1083638

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-KSB/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                           COMMISSION FILE NUMBER: 0-29447

                               AVERY SPORTS TURF, INC.
                    (formerly In-Sports International, Inc.)
               (Exact name of registrant as specified in its charter)

                 Delaware                                   52-2171803
(State or jurisdiction of incorporation                  (I.R.S. Employer
              or organization)                            Identification No.)

      7550 24th Avenue South, Suite 168, Minneapolis, Minnesota        55450
            (Address of principal executive offices)                (Zip Code)

              Registrant's telephone number:  (612) 746-4025, ext. 29

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: Common
                          Stock, $0.001 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes           No     X     .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

     The Registrant had no revenues for the fiscal year ended on December 31, 2001. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 15, 2003:
$2,144,267.  As of As of May 15, 2003, the Registrant had 64,586,665
shares of common stock issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes  No X .

                                  TABLE OF CONTENTS

PART I                                                                  PAGE

     ITEM 1.  BUSINESS                                                     3

     ITEM 2.  PROPERTIES                                                   5

     ITEM 3.  LEGAL PROCEEDINGS                                            5

     ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS            5

PART II

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS                              5

     ITEM 6.  PLAN OF OPERATION                                            7

     ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                 12

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE                      12

PART III

     ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT         13

     ITEM 10.  EXECUTIVE COMPENSATION                                     15

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                                      16

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             16

     ITEM 13.  EXHIBITS, REPORTS ON FORM 8-K, AND
               INDEX TO FINANCIAL STATEMENTS                              17

SIGNATURES                                                                19

CERTIFICATION                                                             19

PART I.

ITEM 1.  BUSINESS.

Business Development.

     Avery Sports Turf, Inc., a Delaware corporation (formerly known as In-Sports International, Inc.) ("Registrant") was incorporated in Delaware on March 10, 1994 as Beta Acquisition Corp. In September 1995, the Registrant changed its name to In-Sports International, Inc. and on July 22, 2002 changed its name from In-Sports International, Inc. to Avery Sports Turf, Inc.

Business of the Registrant.

(a)  General

     The Registrant is engaged in the business of distributing artificial grass surfaces for commercial, athletic, residential and child care applications (sometimes known as "artificial turf"). The Registrant's predecessor began operations on January 27, 1998 in the athletic surfacing industry as a distributor for Playfield International, Inc., which the Registrant believes is one of the larger manufacturers of artificial turf. In December 1998, the Registrant acquired The Perma Grass Corporation as a wholly owned subsidiary ("PGC") in a reverse acquisition transaction in which the stockholders of PGC were issued 9,000,000 shares of the Registrant's common stock and became the controlling stockholders of the Registrant. PGC installs artificial turf in residential settings and childcare centers; PGC focuses on smaller scale applications. On July 17, 2000 the Registrant, spun off PGC.

     In February 1999, the Registrant purchased the name :Ed-Car Construction" ("Ed-Car") from an existing entity in exchange for 250,000 shares of the Registrant's common stock. The Registrant uses the name "Ed-Car Construction" for its wholly owned subsidiary engaged in athletic field construction activities. Ed-Car installs artificial turf athletic fields for high schools, colleges and municipalities.

     On May 14, 2003, the Registrant entered into an exclusive manufacturing agreement with George Avery and Avery Sports Turf, a private entity doing business in Rome, Georgia. Through the agreement the private company will design and manufacture all-weather synthetic playing surfaces that the Registrant believes combine the finest safety and durability features in the industry and the Registrant will distribute them.

     The Registrant's primary market is in athletic fields for professional, colleges and municipalities; and play areas for playgrounds and child-care centers. In order to more fully develop the athletic market, the Registrant intends to create new products and community awareness as to the environmental benefits and safety features of artificial turf.

(b)  Marketing.

1.  Athletic Field Segment.

     According to research prepared by the Registrant, the Registrant estimates that the athletic field artificial surfacing market in the United States has a gross market size of more than $100 million. This market is high schools, colleges and professional football in the United States, each having certain athletic surfacing needs for their fields, each in the $350,000 to $1,000,000+ price range, which will need replacement during the next five years. Not only are many natural grass fields in need of expensive repairs, but, according to the Registrant's own municipal research, it currently costs a high school or college up to $50,000 per year to maintain a natural grass sports field.

     The Registrant intends to target athletic fields for high schools, colleges and professional teams in the United States, which numbers more than One Thousand and Eight Hundred. To date, the Registrant has manufactured artificial playing fields in the United States, and the Registrant is bidding through it Dealer Reps on numerous athletic fields throughout the United States.

2.  Residential and Commercial Segment.

     There are millions of homes in the United States. The Registrant intends to capture a percentage in each region of the United States area for installation of artificial turf lawns, at an average sale of $3,600 per home. The Registrant also intends to pursue installations at commercial facilities. To date, the Registrant through its sales representatives and distributors has installed artificial turf residential lawns and artificial turf-landscaping projects at commercial facilities throughout New Jersey.

     The Registrant also intends to pursue projects for childcare centers and playgrounds. In several states there are rules mandating safe surfaces to protect children from falls, the Registrant is promoting its artificial turf as a safe, low maintenance alternative to woodchips and rubber crumb. To date, the Registrant has bids through its distributors for artificial turf in childcare centers and contemplates having orders for additional installations through April 2003.

(c)  Financing Program.

     The Registrant will attempt to provide financing to its customers for any project from $75,000 to $10 Million with payments over time. The Registrant can refer special financing that require no/some money down and a competitive interest rate.

(d)  Competition.

     The Registrant competes with a number of artificial turf manufacturing companies, many of which are approximately the same size as the Registrant or larger. Most of these companies act on a regional basis in other areas of the United States, and the market is highly fragmented. In the domestic markets of the United States, the Registrant is engaged exclusively in the business of manufacturing artificial turf playing fields. In the child care center market, The Registrant is aware of other companies installing a synthetic grass surface that meets state and federal safety guidelines for shock absorption for children's play areas, however the Registrant intends to secure distribution to these companies through the exclusive agreement in place with Avery Georgia.

(e)  Employees.

     The Registrant has eight full time and three part time employees.

ITEM 2.  PROPERTIES.

     The Registrant is provided office space without cost by the president of the company. It currently does not own any equipment at that location.

ITEM 3.  LEGAL PROCEEDINGS.

     The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

     Since September 2, 2002, the Registrant's common stock has been traded on the Pink Sheets LLC under the symbol "AVST". Prior to the name change from In-Sports International, Inc., the stock was traded under the symbol "IRTN". The range of closing prices shown below is as reported by this market. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2002

                                            High             Low

Quarter Ended December 31, 2002              .08             .01
Quarter Ended September 30, 2002             .04             .01
Quarter Ended June 30, 2002                  .05             .03
Quarter Ended March 31, 2002                 .07             .03

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2001

                                            High             Low

Quarter Ended December 31, 2001             0.05            0.02
Quarter Ended September 30, 2001            0.06            0.03
Quarter Ended June 30, 2001                 0.12            0.05
Quarter Ended March 31, 2001                0.16            0.05

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2000

                                            High             Low

Quarter Ended December 31, 2000             0.18            0.07
Quarter Ended September 30, 2000            0.24            0.12
Quarter Ended June 30, 2000                 0.21            0.11
Quarter Ended March 31, 2000                0.33            0.08

Holders of Common Equity.

     As of May 15, 2003, there were approximately 100 shareholders of record of the Registrant's common stock.

Dividend Information.

     On or about January 10, 2001, the Registrant paid a dividend in kind in connection with the spin-off of the Perma Grass Corporation.

     The Registrant has not declared or paid a cash dividend to stockholders since it became a corporation. The Board of Directors presently intends to retain any earnings to finance Registrant operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Registrant's earnings, capital requirements and other factors.

Equity Securities Sold Without Registration.

     The Registrant did not make any sales of unregistered securities during the fiscal year ended December 31, 2001.

ITEM 6. PLAN OF OPERATION.

     The following Plan of Operation should be read in conjunction with the financial statements and accompanying notes included in this Form 10-KSB.

Twelve-Month Plan of Operation.

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

     The Registrant has, and will continue to have, no capital with which to provide the owners of potential acquisition candidates with any significant cash or other assets. However, management believes the Registrant will be able to offer owners of acquisition candidates the opportunity to acquire significant ownership interests in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The Registrant will, however, incur significant legal and accounting costs in connection with any such business combination.

Liquidity and Capital Resources.

     As of December 31, 2001, the Registrant had total current assets of $43 and total current liabilities of $161,162, resulting in a net working capital deficit of $161,119. The Company has financed its operations primarily through the sale of common stock for cash and from loans from shareholders for the year ended December 31, 2001.

Risk Factors Connected with Plan of Operation.

(a)  Limited Prior Operations, History of Operating Losses, and
Accumulated Deficit May Affect Ability of Registrant to Survive.

     The Registrant has had limited prior operations to date. Since the Registrant's principal activities recently have been limited to organizational activities, and seeking new business ventures, it has no recent record of any revenue-producing operations. Consequently, there is only a limited operating history upon which to base an assumption that the Registrant will be able to achieve its business plans. In addition, the Registrant has only limited assets. As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level. Accordingly, the Registrant's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business.

     The Registrant incurred a net loss of $256,700 for the fiscal year ended December 31, 2000 and a net loss of $299,873 for the fiscal year ended December 31, 2001. The Registrant's current liabilities exceeded its current assets by $200,200 as of December 31, 2000 and $161,119 as of December 31, 2001. At December 31, 2001, the Registrant had shareholders' equity of $288,419. This raises substantial doubt about the Registrant's ability to continue as a going concern.

(b)  Need for Additional Financing May Affect Operations and Plan of
Business.

     Current funds available to the Registrant will not be adequate for it to be competitive in the areas in which it intends to operate. The Registrant's continued operations, as well as the implementation of its business plan, therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant estimates that it will need to raise up to approximately $500,000 over the next twelve months for these purposes.

     There is no guarantee that these funding sources, or any others, will be available in the future, or that they will be available on favorable terms. In addition, this funding amount may not be adequate for the Registrant to fully implement its business plan. Thus, the ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

     If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition. In addition, if additional shares were issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in the Registrant.

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

(e)  Other External Factors May Affect Viability of Registrant.

     The industry of the Registrant in general is a speculative venture necessarily involving some substantial risk. There is no certainty that the expenditures to be made by the Registrant will result in commercially profitable business. The marketability of its products will be affected by numerous factors beyond the control of the Registrant. These factors include market fluctuations, and the general state of the economy (including the rate of inflation, and local economic conditions), which can affect peoples' spending. Factors that leave less money in the hands of potential customers of the Registrant will likely have an adverse effect on the Registrant. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Registrant not receiving an adequate return on invested capital.

(f) Control by Officers and Directors Over Affairs of the Registrant May Override Wishes of Other Stockholders.

     The Registrant's current officers and directors beneficially own approximately 17% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Investors will only have rights associated with stockholders to make decisions that affect the Registrant.
Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Registrant.

     Therefore, the success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the Registrant. Accordingly, no person should invest in the Registrant unless he is willing to entrust all aspects of the management of the Registrant to the officers and directors.

(g) Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Registrant.

     The Registrant's success is dependent upon the hiring and retention of key personnel. None of the Registrant's officers and directors currently has employment or non-competition agreements with the Registrant. Therefore, there can be no assurance that these personnel will remain employed by the Registrant. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant's business and prospects. The Registrant's success will also be highly dependent on its ability to attract and retain qualified employees.

(h) Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Registrant.

     The Delaware General Corporation Law provides for permissive indemnification of officers and directors and the Registrant may provide indemnification under such provisions. Any indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Registrant in covering any liability of such persons or in indemnifying them.

(i) Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Registrant.

     The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of the Registrant. As a result, certain conflicts of interest may exist between the Registrant and its officers and/or directors that may not be susceptible to resolution. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the board of directors of the Registrant, any proposed investments for its evaluation.

(j)  Non-Cumulative Voting May Affect Ability of Shareholders to
Influence Registrant Decisions.

     Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the Registrant's board of directors.

(k)  Absence of Cash Dividends May Affect Investment Value of
Registrant's Stock.

     The board of directors does not anticipate paying cash dividends on the shares for the foreseeable future and intends to retain any future earnings to finance the growth of the Registrant's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements, and the general operating and financial condition of the Registrant, and will be subject to legal limitations on the payment of dividends out of paid-in capital.

(l) No Assurance of Continued Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Registrant's Stock.

     There has been only a limited public market for the common stock of the Registrant. The common stock of the Registrant is not currently traded on any exchange. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock
market and the risks associated therewith.   The regulations governing
low-priced or penny stocks sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

(m)  Shares Eligible For Future Sale.

     Approximately 11,000,000 shares of common stock that are controlled directly or indirectly by affiliates of the Registrant have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Registrant (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

Forward Looking Statements.

     The foregoing Plan of Operation contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements as of and for the year ended December 31, 2001, and for the year ended December 31, 2000 are presented in a separate section of this report following Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     (a) Effective on August 14, 2002, the independent accountant who was previously engaged as the principal accountant to audit the Registrant's financial statements, Feldman Sherb & Co., P.C., was dismissed. This dismissal was approved by the Board of Directors. This firm audited the Registrant's financial statements for the for the period January 27, 1998 (inception) through December 31, 1998. This firm's report on these financial statements was modified as to uncertainty that the Registrant will continue as a going concern; other than this, the accountants' report on the financial statements for that period neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the Registrant's most recent fiscal year and the subsequent interim period preceding such dismissal, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no "reportable events" as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within the Registrant's most recent fiscal year and the subsequent interim period preceding the former accountant's dismissal.

     (b) Effective on August 14, 2002, the firm of George Brenner, Certified Public Accountant, was engaged to serve as the new principal accountant to audit the Registrant's financial statements. The decision to retain this firm was approved by the Board of Directors. During the Registrant's two most recent fiscal years, and the subsequent interim period prior to engaging that accountant, neither the Registrant (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Officers and Directors.

     The names, ages, and respective positions of the directors, executive officers, and key employees of the Registrant are set forth below; there are no other promoters or control persons of the Registrant. The directors named below will serve until the next annual meeting of the Registrant's stockholders or until their successors are duly elected and qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs. The directors and executive officers of the Registrant are not a party to any material pending legal proceedings and, to the best of their knowledge, no such action by or against them has been threatened.

     The summaries below show the positions of the directors/officers of the Registrant on December 31, 2002. On January 30, 2003, George Avery and William Brent Paschal resigned as directors/officers of the Registrant.

(a)  George Avery, President/Chief Executive Officer/Director.

     Mr. Avery, age 59, began his career in the sports industry in 1974 with the production of the first successful polypropylene field at Cameron University. In 1984, Mr. Avery was awarded the bid for the installation of a field hockey field at East Los Angeles State College in connection with the 1984 Summer Olympics. The development of patents and innovation propelled Avery Sports Turf, Inc., a private corporation, into one of the leading manufacturers worldwide of synthetic sports surfaces with over 130 successful synthetic fields. Avery Sports Turf, Inc., a private corporation was founded in 1997. Mr. Avery joined the Registrant on May 30, 2001.

(b)  Richard Dunning, Director.

     Mr. Dunning, age 44, has several years of professional experience owning and operating companies which have grown to be large in their respective sectors. Since 1998, Mr. Dunning has worked to take successful private companies public. He is currently on the board of directors of several businesses and is President of 21st Century Funding and International Surfacing, Inc. Mr. Dunning attended Northeastern, D.U. and C.U. at Boulder, Colorado. Mr. Dunning joined the Registrant on May 30, 2001.

(d)  William Brent Paschal, Director.

     Mr. Paschal, age 48, has a strong background in all phases of the artificial turf industry. Since 1991 he has been the President of Safeplay International/ Safeplay Golf in Rockwell, Texas. From 1985 to 1991 he was the President of Safeplay, Inc. and prior to 1985 he was the President of Superturf Products, Inc. Mr. Paschal attended Angelo State University and Cameron University. Mr. Paschal joined the Registrant on May 30, 2001.

(d)  Gary Borglund, Director.

     Mr. Borglund, age 55, has over ten years of professional experience in new ventures as a principal and executive, as well as ten years as a consultant. Since 1998, Mr. Borglund has worked exclusively with early stage development, high tech and Internet companies. He serves as a Board member of Synthetic Turf Corporation of America, a position he assumed in March 2000. Mr. Borglund was elected president, Chairman of the Board of this firm. In this position, he has dealt with issues regarding Funding and restructuring of debt. Mr. Borglund serves on several Board of Directors for public and private companies and remains in these capacities with regard to the companies to date. Mr. Borglund was Vice President of Marketing for Greenhaven Marketing from 1991 to 1996 and a Director of Red Oak Management from 1996 to 2000. He has attended the University of Minnesota. Mr. Borglund joined the Registrant on May 23, 2002.

Compliance with Section 16(a) of the Securities Exchange Act.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's directors, certain officers and persons holding 10% or more of the Registrant's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Registrant's common stock with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2002, and certain written representations from executive officers and directors, the Registrant is aware that the following required reports were not timely filed: (a) Form 3's for Messrs. Avery, Dunning, Paschal, and Borglund; (b) Form 4 for Mr. Borglund to report his taking control of Stout Liquidators & Advisors; (c) Form 4 for Mr. Avery to report his return on February 14, 2003 of 10,000,000 shares of common stock to the Registrant in connection with his resignation;
(d) Form 4 for Mr. Paschal to report his return on February 14, 2003 of 1,000,000 shares of common stock to the Registrant in connection with his resignation; (e) Form 5 for Mr. Borglund for 2002 to report a Form 4 transaction - the acquisition of shares on September 11, 2002;
(f) Form 5 for Mr. Avery for 2002 to report Form 4 transactions - the acquisition of shares on March 20, 2002 and June 17, 2002, and the disposition of shares by gift on April 15, 2002; (g) Form 5 for Mr. Paschal for 2002 to report a Form 4 transaction - the acquisition of shares on September 11, 2002; (h) Form 5 for Mr. Dunning for 2001 to report a Form 4 transaction - the acquisition of shares on June 18, 2001; (i) Form 5 for Mr. Dunning for 2002 to report Form 4 transactions - the acquisition of shares on March 20, 2002, April 15, 2002, and June 17, 2002 All such reports have been prepared and forwarded to the SEC for filing. The Registrant is not aware of any other such required reports that have not been timely filed.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth certain information relating to the compensation paid by the Registrant during the last three fiscal years to the Registrant's Chief Executive Officer/President. No other executive officer of the Registrant received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2001 and for the two prior years.

                                          Summary Compensation Table.


                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                  Other           Restricted   Securities
principal                                 annual            stock     underlying      LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs    payouts compensation
                          ($)     ($)       ($)             ($)           (#)           ($)       ($)
  (a)           (b)       (c)     (d)       (e)             (f)           (g)           (h)       (i)

George Avery,   2001       -       -         -            $20,000         -              -         -
President/
CEO (1)

Samuel          2001      -        -         -            $ 5,000         -              -          -
Serritella      2000      -        -         -                  -         -              -          -
President       1999      -        -         -                  -         -              -          -


(1) Mr. Avery joined the Registrant on May 30, 2001 and resigned as a director/officer of the Registrant effective on January 30, 2003.

Employment Contracts.

     The Registrant has not entered into any written employment agreement with its former or current directors or officers.

Other Compensation.

     There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2001 provided for or contributed to by the Registrant.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of May 15, 2003 (64,586,665 issued and outstanding) by (i) all shareholders known to the Registrant to be beneficial owners of more than 5% of the outstanding Common Stock; (ii) each director and executive officer; and (iii) all officers and directors of the Registrant as a group. Except as may be otherwise indicated in the footnotes to the table, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

Title of Class    Name and Address               Amount and Nature   Percent of
                  of Beneficial Owner (1)          of Beneficial       Class
                                                  Ownership (2)

Common Stock      Richard Dunning                   7,250,000          11.25%
                  7550 24th Avenue South
                  Suite 168
                  Minneapolis, Minnesota 55450

Common Stock      Mark Avery                        4,000,000           6.19%
                  9 Riverdale Industrial Complex
                  Rome, Georgia 30161

Common Stock      Gay Borglund                      4,000,000 (3)       6.19%
                  7550 24th Avenue South
                  Suite 168
                  Minneapolis, Minnesota 55450

Common Stock      Shares of all directors and      11,250,000          17.42%
                  executive officers as a group (2
                  persons)

(1) Except as noted, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(2) None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

(3) 2,000,000 of these shares are held in the name of Stout Advisors & Liquidators, a company controlled by Mr. Borglund.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the last two fiscal years (2001 and 2000), there have not been any transactions that have occurred between the Registrant and its officers, directors, and five percent or greater shareholders other than as set forth below:

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

     For each of the transactions noted above, the transaction was negotiated, on the part of the Registrant, on the basis of what is in the best interests of the Registrant and its shareholders. In addition, in each case the interested affiliate did vote in favor of the transaction; however, the full board of directors did make the determination that the terms in each case were as favorable as could have been obtained from non-affiliated parties.

     Certain of the officers and directors of the Registrant are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Registrant and its officers and directors. The Registrant will attempt to resolve such conflicts of interest in favor of the Registrant. The officers and directors of the Registrant are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the Registrant's affairs. A shareholder may be able to institute legal action on behalf of the Registrant or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to the Registrant.

ITEM 13.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO FINANCIAL
STATEMENTS.

Exhibits.

     Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

Reports on Form 8-K.

     No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Form 10-KSB.

Index to Financial Statements.                                   Page

Report of Independent Auditor                                      20

Consolidated Balance Sheet as of
December 31, 2001                                                  21

Consolidated Statements of Operations for the years ended
December 31, 2001 and December 31, 2000                            22

Consolidated Statement of Stockholders' Equity for the years
ended December 31, 2001 and December 31, 2000                      23

Consolidated Statements of Cash Flows for the years ended
December 31, 2001 and December 31, 2000                            24

Notes to Consolidated Financial Statements                         25

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Avery Sports Turf, Inc.


Dated: June 3, 2003                    By: /s/ Gary Borglund
                                       Gary Borglund, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                    Title                           Date

/s/  Gary Borglund           President/Director              June 3, 2003
Gary Borglund

/s/  Richard Dunning         Director                        June 3, 2003
Richard Dunning

                                  CERTIFICATION

I, Gary Borglund, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Avery Sports
Turf, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.


Dated: June 3, 2003                    /s/ Gary Borglund
                                       Gary Borgluund, President


                           REPORT OF INDEPENDENT AUDITOR

Board of Directors
Avery Sport Turf, Inc.
(formerly In-Sports International, Inc.)
Rome, Georgia

I have audited the accompanying balance sheet of Avery Sports Turf, Inc., formerly In-Sports International, Inc., a Delaware corporation, as of December 31, 2001 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in
Note 2 to the financial statements, the Company's losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans in this regard are also discussed in Note 2.A..


/s/  George Brenner, C.P.A.
George Brenner, C.P.A.
Los Angeles, California
December 26, 2002

                               AVERY SPORTS TURF, INC.
                      (formerly In-Sports International, Inc.)
                              CONSOLIDATED BALANCE SHEET
                                 DECEMBER 31, 2001

                                       ASSETS

CURRENT ASSETS:
   Cash                                                        $       43

NON CURRENT ASSETS:
   Property and equipment - net                                     8,021
   Due from Perma Grass Corporation                                59,017
   Manufacturing agreement deposit                                382,500

   TOTAL ASSETS                                                   449,581

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                   29,970
Accrued expenses and other current liabilities                    131,192

   TOTAL CURRENT LIABILITIES                                      161,162

COMMITMENTS AND CONTINGENCIES                                           -

SHAREHOLDERS' EQUITY:
Common stock, par value $.001 -
   authorized 500,000,000 shares, issued
   and outstanding 29,290,000 shares                               29,290

Additional paid in capital, less                                2,195,421
   common stock subscriptions receivable
   ($505,859) net of $505,859 allowance
   for doubtful accounts                                                -

Deficit                                                        (1,936,292)

  TOTAL SHAREHOLDERS' EQUITY                                      288,419

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     449,581

                   See accompanying notes to financial statements

                               AVERY SPORTS TURF, INC.
                       (formerly In-Sports International, Inc.)
                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Year Ending
                                                             December 31
                                                           2000       2001

NET SALES                                                 $  29,225  $       -

COST OF GOODS SOLD                                           25,398          -

GROSS PROFIT                                                  3,827          -

SELLING, GENERAL AND ADMINISTRATIVE                         134,884   (299,873)

LOSS FROM OPERATIONS                                       (131,057)  (299,873)

NET LOSS FROM CONTINUING OPERATIONS                        (131,057)  (299,873)

NET LOSS FROM DISCONTINUED OPERATIONS                      (125,643)         -

NET LOSS                                                   (256,700)  (299,873)

LOSS PER COMMON SHARE, BASIC AND DILUTED:
CONTINUING OPERATIONS                                        (0.006)     (0.01)

DISCONTINUED OPERATIONS                                      (0.006)         -

TOTAL                                                        (0.012)      (.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED                           22,236,986 26,674,192

                     See accompanying notes to financial statements

                                   AVERY SPORTS TURF, INC.
                            (formerly In-Sports International, Inc.)
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                        Additional    Common Stock    Accumulated    Total
                                    Common Stock        Paid-In       Subscription      Deficit Shareholder
                                Shares        Amount    Capital       Receivable                    Equity
BALANCE DECEMBER 31 1999        20,500,000    $ 20,500  $1,616,004    $(70,323)     $(1,379,719) $ 186,462

Stock for services               2,000,000       2,000      18,000           -                -     20,000

Capital contributed                      -           -      150,000          -                -    150,000

Subscriptions collected                  -          -             -     70,323                -     70,323

Net loss                                 -          -           -            -         (256,700)  (256,700)

BALANCE, DECEMBER 31 2000       22,500,000      22,500  1,784,004            -       (1,636,419)   170,085

Stock issued for services        5,640,000       5,640     50,760            -                -     56,400

Stock issued for cash            1,150,000       1,150     23,850            -                -     25,000

Gain on "Spin Off" of
  subsidiary                             -           -     336,807           -                -    336,807

Net loss                                 -          -            -           -         (299,873)  (299,873)

BALANCE DECEMBER 31 2001        29,290,000     $29,290  $2,195,421    $      -      $(1,936,292) $ 288,419


                          See accompanying notes to financial statements

                                       AVERY SPORTS TURF, INC.
                              (formerly In-Sports International, Inc.)
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Year Ending
                                                             December 31
                                                           2000        2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                              $(256,700)  $(299,873)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation                                                2,349           -
Non-monetary cost of start-up activity                          -           -
Stock for services                                         20,000      56,400
Changes in operating assets and liabilities:
Accounts receivable                                                   112,280
Accounts payable                                              317       4,804
Accrued expenses and other current assets                  76,928     131,193

Net cash provided (used) in operating activities         (157,106)      4,804

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on manufacturing agreement                      (100,000)    (25,000)
Purchase of property equipment                             (2,465)          -
Security deposit                                                -           -
Net cash used in investing activities                    (102,465)    (25,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft                                              4,761      (4,761)
Contribution of capital                                   150,000           -
Direct cost of reverse acquisition                              -           -
Net proceeds from issuance of stock                        70,323      25,000
Net cash provided by financing activities                 225,084      20,239

NET INCREASE IN CASH                                      (34,487)         43

CASH AT BEGINNING OF PERIOD                                34,487           0

CASH AT END OF PERIOD                                   $       0   $      43

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest                                                $       -   $       -
Income Taxes                                            $       -   $       -

Supplemental Disclosure of Non-Cash Flow
Investing and Financing Activities
Issuance of common stock from reverse acquisition       $       -   $       -

Issuance of common stock for stock
subscription receivable                                 $       -   $       -

Issuance of common stock for service                    $  20,000   $  56,400

                       See accompanying notes to financial statements

                                  AVERY SPORTS TURF, INC.
                         (formerly In-Sports International, Inc.)
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  HISTORY

A.  Background.

Avery Sports Turf, Inc., formerly In-Sports International, Inc., a Delaware corporation ("Company"), was created as a result of a reverse acquisition with Perma Grass Corporation ("Perma"), is engaged in developing a business of distributing and installing artificial grass surfaces for commercial, athletic, residential and child care applications (sometimes known as "artificial turf").

The Company was incorporated on March 10, 1994 in the state of Delaware as Beta Acquisition Corp. ("Beta") and on September 7, 1995 Beta changed its name to In-Sports International, Inc. On July 22, 2002, the name was changed to Avery Sports Turf, Inc.

B.  Reverse Acquisition.

In December 1998, the Company acquired 100% of Perma by issuing 9,000,000 shares for all of the shares of Perma. This exchange has been accounted for as a reverse acquisition, under the purchase method of accounting, since the former shareholder of Perma owned a majority of the outstanding stock of In-Sports after the acquisition. Accordingly, the combination of the two companies is recorded as recapitalization of shareholders' equity of Perma, pursuant to which Perma is treated as the continuing entity for accounting purposes and the historical financial statements presented are those of Perma. Pro-forma information has not been presented since the transaction was deemed a capital stock transaction rather than a business combination.

C.  Standard Manufacturing Agreement.

Effective December 2, 2002, the Company entered into a four year "Standard Manufacturing Agreement" ("Agreement") with George Avery, president of the Company and his private corporation ("Avery GA").
The Agreement is automatically renewed for successive one (1) year increments unless either party requests in writing, at least ninety days prior to the anniversary date, not to renew the agreement. Avery GA will do all the contract work for Company and keep the patent license in its private corporation.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Continued Existence.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company, since its inception, has incurred net losses of approximately $1,936,000 and negative cash flows from operations of approximately $477,000_ which raise substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon profitable operations and support from present shareholders and dependent on the success of the Standard Manufacturing Agreement. There can be no assurance that the Agreement will be successful.

B.  Presentation.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Perma. All inter-company transactions have been eliminated.

The wholly owned subsidiary, Perma, was "spun-off" at a special Board of Directors meeting held July 17, 2000. Perma Grass stock was distributed to stockholders of record as of December 1, 2000 and payable January 10, 2001. The consolidated financial statements have presented Perma'S operations for 1999 and 2000 as "Discontinued Operations."

C.  Allowance for Doubtful Accounts.

The allowance for doubtful accounts applies to notes receivable for stock subscriptions. The original amount of the notes was $990,000 of which $413,818 and $70,323 was collected in 1999 and 2000, respectively. The uncollected amount $505,859 was fully reserved and expensed in 1999. See 1998 and 1999 "Consolidated Statement of Shareholders' Equity". Management continues to attempt to locate the note holders. See Note 7 "Litigation."

D.  Manufacturing Agreement Deposit.

In consideration for the Standard Manufacturing Agreement, the Company agreed to pay $422,500 plus the assumption of a $70,000 liability for the exclusive right to Avery GA. At December 31, 2000, the amount advanced was $382,500. Beginning December 2, 2002 the deposit
($492,500) will be amortized over four years.

E.  Property and Equipment.

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

F.  Revenue Recognition.

Sales are recognized upon completion of installation and approval by the customer. Each installation requires an initial payment that is classified as customer deposits.

G.  Advertising.

The Company expenses the cost of advertising the first time the advertising takes place.

H.  Use of Estimates.

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

I.  Loss Per Share.

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share", which became effective for financial statements for fiscal years ending after December 15, 1997. The statement requires that the Company report basic and diluted earning (loss) per share for all periods reported. Basic net income per share is computed dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, if any.

For the periods presented, diluted net profit (loss) per share was the same as basic net loss per share since the Company had no dilutive securities at December 31, 2001.

J.  Fair Value of Financial Instruments.

The Company's financial instruments consist primarily of cash, loan receivable, other current assets, trade payables and accrued expenses which approximated fair value as of December 31, 2001.

3.  SHAREHOLDERS' EQUITY

A. In August, 1998, the Board of Directors of approved an amendment to the articles of incorporation to increase the number of authorized common stock from 1,500 shares to 50,000,000 shares and change from no par value to $.001 par value. The Board of Directors also approved a 1,000-to-1 common stock split. All per share data in these financial statements reflect the stock split.

B. In connection with a private placement offering in April, 1999, the Company sold 10,000,000 shares of common stock at $0.10 per share for $10,000 in cash and $990,000 in subscription notes receivable. As of December 31, 2001, the Company has collected $484,141 of the subscription notes receivable.

C. In July 2002 the authorized stock was increased from 50,000,000 shares to 500,000,000 shares.

4.  INCOME TAXES

Because of its past losses, the Company is not liable for any corporate income tax. Because the Company spun off Perma in 2000, Company's net operating loss ("NOL") is restricted to Avery Sports Turf, Inc. The NOL is a follows:

Year            NOL       Year Expires

1999        $237,000        2019
2000         131,000        2020
2001         300,000        2021
            $668,000

The Company has fully reserved the resulting deferred tax asset because the likelihood of realization of these benefits cannot be presently determined.

5.  STOCK BASED EXPENSES

Stock was issued for expenses as follows:

1. In November 1999, 500,000 shares valued at $0.05 per share were issued to the Company's president as consulting stock for an aggregate value of $25,000.

2. In February 1999, the then CEO and a controlling shareholder gave 250,000 shares of his restricted common stock for the rights to the "Ed-Car Corporation" name and a performance bond. The shares were valued at $1.60 on the date of the transaction based on a 20% marketability discount from the traded market price for an aggregate value of $400,00.

3. In February 2000, the Company's then CEO was issued 2,000,000 shares of stock valued at $0.01 per share for an aggregate value of $20,000.

4. In May and June of 2001, consultants were issued 5,640,000 shares at $0.01 per share for an aggregate value of 56,400,000. This includes 2,000,000 and 2,000,000 shares issued to George Avery
(President) and Mark Avery, respectively.

6.  DIVIDEND PAYABLE

On July 17, 2000, the Company spun off its wholly-owned subsidiary, Perma. The corporate resolution stated that Perma's stock was to be distributed to the stockholders of record as of December 1, 2000, payable January 10, 2001. Concurrent with the corporate resolution the then CEO resigned. Company retained a 12% interest in Perma.

Because Perma has a shareholders' deficiency no value has been assigned to the dividend. At December 31, 2001, Perma's shareholders' deficiency was $336,807 and is recorded as a gain on the disposition of its subsidiary. The gain is credited to paid in capital.

7.  COMMITMENTS AND CONTINCENCIES

A. As set forth under "Risk Factors" under Item 6, paragraph the Company could possibly be exposed to litigation in connection with the issuance of stock subscriptions by previous management. See Note 2, "Allowance For Doubtful Accounts." Current management believes litigation unlikely. There can be no assurances that there will not be litigation.

B. Under the terms of the Standard Manufacturing Agreement, the Company is required to pay $492,500 as of December 2, 2002. A deposit of $382,500 has been made leaving a future commitment of $110,000 to be paid by December 2, 2002.

C. On November 30, 2002, the Company signed an employment agreement with its president, George Avery. This agreement is for three years with a salary of $160,000 per annum plus 2,000,000 shares of restricted common stock.

8.  SUBSEQUENT EVENTS

Subsequent to December 31, 2001 the following events took place:

A.  A Standard Manufacturing Agreement was signed December 2, 2002.
See Note 1.

B. On November 30, 2002 an employment agreement with Company's president was signed. See Note 7. C.

C.  In July 2002 the Company changed its name from In-Sports
International, Inc. to Company Sports Turf, Inc. and increased its authorized stock from 50,000,000 shares to 500,000,000 shares. See
Note 3.

                                 EXHIBIT INDEX

Number                         Description

2 Letter of Intent for Acquisition of Avery Sports Turf by the Registrant, dated November 16, 1999 (incorporated by reference to Exhibit 10.1 of the Form 10-SB filed on February 10, 2000).

3.1    Certificate of Incorporation, dated March 10, 1994
       (incorporated by reference to Exhibit 3.1 of the Form 10-SB filed on February 10, 2000).

3.2 Certificate of Amendment of Certificate of Incorporation, dated August 15, 1995 (incorporated by reference to Exhibit
       3.1 of the Form 10-SB filed on February 10, 2000).

3.3 Certificate of Renewal and Revival of Charter, dated August 4, 1998 (incorporated by reference to Exhibit 3.1 of the Form 10-SB filed on February 10, 2000).

3.4 Bylaws (incorporated by reference to Exhibit 3.3 of the Form 10-SB filed on February 10, 2000).

10     Assignment of Name and Release of Employee, dated February
       2, 1999 (incorporated by reference to Exhibit 10.2 of the Form 10-SB filed on February 10, 2000).

99 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (see below).

                                     EX-99
 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                              CERTIFICATION PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                              (18 U.S.C. SECTION 1350)

In connection with the Annual Report of Avery Sports Turf, Inc. ("Company") on Form 10-KSB for the fiscal year ended December 31, 2001 as filed with the Securities and Exchange Commission ("Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.


Dated: June 3, 2003                    /s/  Gary Borglund
                                       Gary Borglund, President