Form 10QSB
period 2000-03-31
AVERY SPORTS TURF INC
filed 2003-08-04
CIK 1083638

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2000

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

     As of July 1, 2003, the Registrant had 72,627,165 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):
Yes          No    X   .

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                       PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEET AS OF
              MARCH 31, 2000                                            3

              CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED
              MARCH 31, 1999 AND MARCH 31, 2000                         4

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THREE MONTHS ENDED
              MARCH 31, 1999 AND MARCH 31, 2000                         5

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                6

     ITEM 2.  PLAN OF OPERATION                                         8

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                        13

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                13

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          14

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS                                      14

     ITEM 5.  OTHER INFORMATION                                        14

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         14

SIGNATURE                                                              15

CERTIFICATION                                                          15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                            AVERY SPORTS TURF, INC.
                   (formerly In-Sports International, Inc.)
                           CONSOLIDATED BALANCE SHEET
                                MARCH 31, 2000
                                  (Unaudited)

                                     ASSETS

CURRENT ASSETS

Cash                                                                $     43

PROPERTY AND EQUIPMENT - NET                                           8,042

SECURITY DEPOSIT                                                       4,627

MANUFACTURING AGREEMENT DEPOSIT                                      257,500

     TOTAL ASSETS                                                    $270,169

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Bank overdraft                                                          2,450
Accounts payable                                                       68,596
Accrued expenses and other
 current liabilities                                                   49,598

     TOTAL CURRENT LIABILITIES                                        120,644

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

Common stock, par value $0.001
   authorized 50,000,000 shares, issued
   and outstanding 22,500,000 shares                                   22,500

Additional paid in capital                                          1,634,004

LESS:  Common stock subscriptions receivable
      ($505,859) net of $505,859 allowance
       for doubtful accounts                                                -

Deficit                                                            (1,506,979)

TOTAL SHAREHOLDERS' EQUITY                                            149,525

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       270,169

              See accompanying notes to consolidated financial statements

                                AVERY SPORTS TURF, INC.
                         (formerly In-Sports International, Inc.)
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                                Three Months     Three Months
                                                    Ended           Ended
                                               March 31, 1999   March 31, 2000

REVENUES                                        $  13,144        $     7,306

COST OF REVENUES                                   20,076              6,349

GROSS PROFIT (LOSS)                                (6,932)               957

SELLING, GENERAL & ADMINISTRATIVE                  64,942            128,217

START UP ACTIVITY                                   400,000                -

NET LOSS BEFORE INCOME TAXES	               (471,874)              (127,260)

INCOME TAX                                          -                      -

NET LOSS                                     (471,874)              (127,260)

LOSS PER COMMON SHARE, BASIC AND DILUTED       (0.047)                (0.006)

WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING               10,000,000             21,411,111

             See accompanying notes to consolidated financial statements


                                AVERY SPORTS TURF, INC.
                      (formerly In-Sports International, Inc.)
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                Three Months     Three Months
                                                    Ended            Ended
                                               March 31, 1999   March 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                       $  (471,874)     $  (127,260)
Adjustments to reconcile net loss to
   Net cash used in operating activities:
Start-up activity                                  400,000                -
Expenses paid with common stock                          0           20,000
Bank overdraft                                       2,008            2,450
Net cash used in operating activities              (69,866)        (104,810)

CASH FLOWS FROM INVESTING ACTIVITIES                     -                -

CASH FLOWS FROM FINANCING ACTIVITIES
Stock subscriptions collected                            -           70,323
Proceeds from issuance of common stock              69,312                -
Total cash provide by financing activities          69,312           70,323

INCREASE (DECREASE) IN CASH                           (554)         (34,487)

CASH AT BEGINNING OF PERIOD                            554           34,487

CASH AT END OF PERIOD                                    0                0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest                                                 -                -
Income taxes                                             -                -

Non-Monetary Transaction:
Value of start-up acquisition                      400,000                -

             See accompanying notes to consolidated financial statements

                                 AVERY SPORTS TURF, INC.
                       (formerly In-Sports International, Inc.)
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the December 31, 1999 audited financial statements.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Perma
Grass Corporation. All inter-company transactions have been eliminated.

NOTE 2. HISTORY

Avery Sports Turf, Inc., formerly In-Sports International, Inc., a Delaware corporation ("Company"), was created as a result of a reverse acquisition with Perma Grass Corporation ("Perma"), is engaged in developing a business of distributing and installing artificial grass surfaces for commercial, athletic, residential and child care applications (sometimes known as "artificial turf").

The Company was incorporated on March 10, 1994 in the state of Delaware as Beta Acquisition Corp. ("Beta") and on September 7, 1995 Beta changed its name to In-Sports International, Inc. In August 2002 the name was changed to Avery Sports Turf, Inc.

NOTE 3. REVERSE ACQUISITION

In December 1998, the Company acquired 100% of Perma by issuing 9,000,000 shares for all of the shares of Perma. This exchange has been accounted for as a reverse acquisition, under the purchase method of accounting, since the former shareholder of Perma owned a majority of the outstanding stock of the Company after the acquisition. Accordingly, the combination of the two companies is recorded as recapitalization of shareholders' equity of Perma, pursuant to which Perma is treated as the continuing entity for accounting purposes and the historical financial statements presented are those of Perma. Pro-forma information has not been presented since the transaction was deemed a capital stock transaction rather than a business combination.

On July 17, 2000 Perma Grass Corporation was spun off.  Perma
Grass stock was distributed to stockholders as of January 19, 2001 as of record date December 1, 2000.

NOTE 4. STANDARD MANUFACTURING AGREEMENT

Effective December 2, 2002 the Company entered into a four year (renegotiated to ten years) Standard Manufacturing Agreement ("Agreement") with George Avery, then President of the Company and his private corporation (Avery GA). The Agreement is automatically renewed for successive one (1) year increments unless either party requests in writing, at least ninety days prior to the anniversary date, not to renew the agreement. Avery GA will do all the contract work for the Company and keep the patent license in its private corporation.

In connection with this agreement, the Company agreed to pay in advance $422,500 plus the assumption of a $70,000 liability to Avery GA. At March 31, 2000 the amount advanced was $257,500. Beginning December 2, 2002 the deposit ($492,500) will be amortized over four years (renegotiated to ten years) on a straight line basis.

NOTE 5. CONTINUED EXISTENCE

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company, since its inception, has incurred net losses of approximately $1,500,000 as of March 31, 2000, which raises substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon profitable operations and support from present shareholders.

NOTE 6.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts applies to notes receivable for stock subscriptions. The original amount of the notes was $1,000,000 of which $423,818 and $70,323 was collected in 1999 and 2000, respectively. The uncollected amount $505,859 has been fully reserved. Management continues to attempt to locate the note holders.

ITEM 2.  PLAN OF OPERATION.

The following Plan of Operation should be read in conjunction with the financial statements and accompanying notes included in this Form 10-KSB.

Twelve-Month Plan of Operation.

     To date, the primary business of the Registrant has been as a contract manufacturer or re- seller in the United States of artificial grass surfaces for commercial, athletic, residential and child care applications. In order to expand its business, Registrant may seek to acquire assets or shares of other entities actively engaged in the same or similar business as the Registrant and which generates revenues. The Registrant has no particular acquisitions in mind but has investigated a number of potential acquisition candidates. The Board of Directors of the Registrant intends to obtain certain assurances of value of the assets of any potential acquisition candidate prior to consummating such a transaction. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Registrant.

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

Liquidity and Capital Resources.

     As of March 31, 2000, the Registrant had total current assets of $43 and total current liabilities of $120,644, resulting in a net working capital deficit of $120,601.

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

     The Registrant incurred a net loss of $118,230 for the period from inception (January 27, 1998) to December 31, 1999, a net loss of $1,261,489 for the fiscal year ended December 31, 1999, and a net loss of $127,260 for the three months ended March 31, 2000. The Registrant's current liabilities exceeded its current assets by $83,707 as of December 31, 1999 and $120,601 as of March 31, 2000. At March 31, 2000, the Registrant had shareholders' equity of $149,525. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant made the following sales of unregistered (restricted) securities during the quarter ended March 31, 2000:
On February 18, 2000, the Registrant issued 2,000,000 shares of common stock to Patrick McLaren, the former president of the Registrant (who resigned in September 1999) for services rendered to the company while in that position, valued at $20,000 ($0.01 per share).

     No commissions were paid in connection with this issuance.
This issuance was undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended ("Act"), by the fact that:

     - the sale was made to a sophisticated investor, as defined in Rule 502;

     - the Registrant gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the Registrant possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

     - at a reasonable time prior to the sale of securities, the Registrant advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2;

     - neither the Registrant nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

     - the Registrant exercised reasonable care to assure that the purchaser of the securities is not an underwriter within the meaning of Section 2(11) of the Securities Act of 1933 in compliance with Rule 502(d).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

Subsequent Event.

     On May 14, 2003, the Registrant entered into an new Standard Manufacturing Agreement with George Avery and Avery Sports Turf, a private entity doing business in Rome, Georgia ("Avery Georgia") (as disclosed in an amended Form 8-K filed on May 29,
2003). This agreement replaces that Standard Manufacturing Agreement entered into between the parties on December 2, 2002 (after the resignation in January 2003 by Mr. Avery, it became necessary to negotiate a longer term contract for production of the product covered by this agreement). In this new agreement, the Registrant will not pay Avery Georgia a $70,000 additional payment (as required under the old agreement). Avery Georgia will design and manufacture all-weather synthetic playing surfaces that the Registrant believes combine the finest safety and durability features in the industry and the Registrant will distribute them.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

     The Registrant did not file any reports on Form 8-K during the first quarter of the fiscal year covered by this Form 10-QSB.

                               SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Avery Sports Turf, Inc.


Dated: August 1, 2003                  By: /s/ Gary Borglund
                                       Gary Borglund, President

                            CERTIFICATION

I, Gary Borglund, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Avery Sports Turf, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.


Dated: August 1, 2003                  /s/ Gary Borglund
                                       Gary Borgluund, President

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

99    Certification Pursuant to Section 906 of the Sarbanes-
      Oxley Act of 2002 (18 U.S.C. Section 1350) (see below).

                              EX-99
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                      CERTIFICATION PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                    (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Avery Sports Turf, Inc. ("Company") on Form 10-QSB for the quarter ended March 31, 2000 as filed with the Securities and Exchange Commission ("Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

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


Dated: August 1, 2003                  /s/  Gary Borglund
                                       Gary Borglund, President