Form 10KSB/A
period 2000-12-31
AVERY SPORTS TURF INC
filed 2003-08-04
CIK 1083638

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

     The Registrant had revenues of $29,225 for the fiscal year ended on December 31, 2000. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 1, 2003:
$1,841,315. As of July 1, 2003, the Registrant had 72,627,165 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No  X .

                                   TABLE OF CONTENTS

PART I                                                                   PAGE

     ITEM 1.  BUSINESS                                                      3

     ITEM 2.  PROPERTIES                                                    5

     ITEM 3.  LEGAL PROCEEDINGS                                             5

     ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS             5

PART II

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS                               6

     ITEM 6.  PLAN OF OPERATION                                             7

     ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  13

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE                       13

PART III

     ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT           13

     ITEM 10.  EXECUTIVE COMPENSATION                                      15

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                                       16

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              17

     ITEM 13.  EXHIBITS, REPORTS ON FORM 8-K, AND
               INDEX TO FINANCIAL STATEMENTS                               17

SIGNATURES                                                                 19

CERTIFICATION                                                              19

PART I.

ITEM 1.  BUSINESS.

Business Development.

     Avery Sports Turf, Inc., a Delaware corporation (formerly known as In-Sports International, Inc.) ("Registrant") was incorporated in Delaware on March 10, 1994 as Beta Acquisition Corp. In September 1995, the Registrant changed its name to In-Sports International, Inc. and in August 2002 changed its name from In-Sports International, Inc. to Avery Sports Turf, Inc.

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

     In February 1999, the Registrant purchased the name "Ed-Car Construction" ("Ed-Car") from an existing entity in exchange for 250,000 shares of the Registrant's common stock. The Registrant uses the name "Ed-Car Construction" for its wholly owned subsidiary engaged in athletic field construction activities. Ed-Car installs artificial turf athletic fields for high schools, colleges and municipalities.

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

(b)  Marketing.

1.  Athletic Field Segment.

     According to research prepared by the Registrant, the Registrant estimates that the athletic field artificial surfacing market in the United States has a gross market size of more than $150+ million.
This market is high schools, colleges and professional football in the United States, each having certain athletic surfacing needs for their fields, each in the $350,000 to $1,000,000+ price range, which will need replacement during the next five years. Not only are many natural grass fields in need of expensive repairs, but, according to the Registrant's own municipal research, it currently costs a high school or college up to $50,000 per year to maintain a natural grass sports field.

     The Registrant intends to target athletic fields for high schools, colleges and professional teams in the United States, which numbers more than One Thousand and Eight Hundred. The Registrant has in the past manufactured artificial playing fields in the United States, and the Registrant is bidding through it Dealer Reps on numerous athletic fields throughout the western region of the United States.

2.  Residential and Commercial Segment.

     There are millions of homes in the United States. The Registrant intends to capture a percentage in each region of the United States area for installation of artificial turf lawns, at an average sale of $3,600 per home. The Registrant also intends to pursue installations at commercial facilities. To date, the Registrant through its sales representatives and distributors has installed artificial turf residential lawns and artificial turf-landscaping projects at commercial facilities throughout the United States.

     The Registrant also intends to pursue projects for childcare centers and playgrounds. In several states there are rules mandating safe surfaces to protect children from falls, the Registrant is promoting its artificial turf as a safe, low maintenance alternative to woodchips and rubber crumb. To date, the Registrant has bids through its distributors for artificial turf in childcare centers and contemplates having orders for additional installations through the fall of 2003.

(c)  Financing Referrals.

     In order to help customers obtain financing for purchasing its products, the Registrant will refer its customers to financial institutions that may be able to provide such financing. The amount and terms of such financing will depend upon the qualifications of the particular customer.

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

(e)  Employees.

     The Registrant has no full time or part time employees.

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

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2002

                                                           High       Low

Quarter Ended December 31, 2002                             .08       .01
Quarter Ended September 30, 2002                            .04       .01
Quarter Ended June 30, 2002                                 .05       .03
Quarter Ended March 31, 2002                                .07       .03

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2001

                                                           High       Low

Quarter Ended December 31, 2001                            0.05       0.02
Quarter Ended September 30, 2001                           0.06       0.03
Quarter Ended June 30, 2001                                0.12       0.05
Quarter Ended March 31, 2001                               0.16       0.05

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2000

                                                           High       Low

Quarter Ended December 31, 2000                            0.18       0.07
Quarter Ended September 30, 2000                           0.24       0.12
Quarter Ended June 30, 2000                                0.21       0.11
Quarter Ended March 31, 2000                               0.33       0.08

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 1999

                                                           High       Low

Quarter Ended December 31, 1999                            0.65       0.12
Quarter Ended September 30, 1999                           0.53       0.12
Quarter Ended June 30, 1999                                1.09       0.21
Quarter Ended March 31, 1999                               3.12       0.09

Holders of Common Equity.

     As of July 1, 2003, there were approximately 100 shareholders of record of the Registrant's common stock.

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

Equity Securities Sold Without Registration.

     The Registrant has already disclosed in Form 10-QSB's for the quarters ended March 31, 2000 and June 30, 2000 the sales of certain unregistered securities.

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

Liquidity and Capital Resources.

     As of December 31, 2000, the Registrant had total current assets of $0 and total current liabilities of $200,200, resulting in a net working capital deficit of $200,200. The Registrant has financed its operations primarily through loans from shareholders for the year ended December 31, 2000.

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

     The Registrant incurred a net loss of $1,261,489 for the fiscal year ended December 31, 1999 and a net loss of $256,700 for the fiscal year ended December 31, 2000. The Registrant's current liabilities exceeded its current assets by $83,707 as of December 31, 1999 and $200,200 as of December 31, 2000. At December 31, 2000, the Registrant had shareholders' equity of $170,085. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements as of and for the year ended December 31, 2000, and for the year ended December 31, 1999 are presented in a separate section of this report following Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     (a) Effective on August 14, 2002, the independent accountant who was previously engaged as the principal accountant to audit the Registrant's financial statements, Feldman Sherb & Co., P.C., was dismissed. This dismissal was approved by the Board of Directors. This firm audited the Registrant's financial statements for the period January 27, 1998 (inception) through December 31, 1998. This firm's report on these financial statements was modified as to uncertainty that the Registrant will continue as a going concern; other than this, the accountants' report on the financial statements for that period neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

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

     The summaries below show the positions of the directors/officers of the Registrant as of the date of this report. On January 30, 2003, George Avery and William Brent Paschal resigned as directors/officers of the Registrant. In connection with these resignations, Mr. Avery and Mr. Paschal returned shares of common stock of the Registrant previously issued to them: 10,000,000 shares and 1,000,000 shares, respectively; these shares were cancelled on February 14, 2003.

(a)  Gary Borglund, President/Chief Executive Officer/Director.

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

Compliance with Section 16(a) of the Securities Exchange Act.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's directors, certain officers and persons holding 10% or more of the Registrant's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Registrant's common stock with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.
Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2002, and certain written representations from executive officers and directors, the Registrant is aware that the following required reports were not timely filed: (a) Form 3's for Messrs. Avery, Dunning, Paschal, and Borglund; (b) Form 4 for Mr. Borglund to report his taking control of Stout Liquidators & Advisors; (c) Form 4 for Mr. Avery to report his return on February 14, 2003 of 10,000,000 shares of common stock to the Registrant in connection with his resignation;
(d) Form 4 for Mr. Paschal to report his return on February 14, 2003 of 1,000,000 shares of common stock to the Registrant in connection with his resignation; (e) Form 5 for Mr. Borglund for 2002 to report a Form 4 transaction - the acquisition of shares on September 11, 2002;
(f) Form 5 for Mr. Avery for 2002 to report Form 4 transactions - the acquisition of shares on March 20, 2002 and June 17, 2002, and the disposition of shares by gift on April 15, 2002; (g) Form 5 for Mr. Paschal for 2002 to report a Form 4 transaction - the acquisition of shares on September 11, 2002; (h) Form 5 for Mr. Dunning for 2001 to report a Form 4 transaction - the acquisition of shares on June 18, 2001; (i) Form 5 for Mr. Dunning for 2002 to report Form 4 transactions - the acquisition of shares on March 20, 2002, April 15, 2002, and June 17, 2002 All such reports have been prepared and forwarded to the individuals for signature before filing with the SEC. The Registrant is not aware of any other such required reports that have not been timely filed.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth certain information relating to the compensation paid by the Registrant during the last three fiscal years to the Registrant's Chief Executive Officer/President. No other executive officer of the Registrant received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2000 and for the two prior years.

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

Samuel
Serritella      2000       -       -         -               -             -             -         -
President       1999       -       -         -               -             -             -         -

Patrick
McLaren         1999       -       -         -               -             -             -         -
President       1998       -       -         -               -             -             -         -


(1) Mr. Serritella was appointed president of the Registrant in September 1999. He resigned from the Registrant on May 30, 2001.

(2) Mr. McLaren was appointed president in January 1998 and resigned that position in September 1999.

Employment Contracts.

     The Registrant has not entered into any written employment agreement with its former or current directors or officers.

Other Compensation.

     There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2000 provided for or contributed to by the Registrant.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of July 1, 2003 (72,627,165 issued and outstanding) by (i) all shareholders known to the Registrant to be beneficial owners of more than 5% of the outstanding Common Stock; (ii) each director and executive officer; and (iii) all officers and directors of the Registrant as a group. Except as may be otherwise indicated in the footnotes to the table, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

Title of Class    Name and Address               Amount and Nature   Percent of
                  of Beneficial Owner (1)          of Beneficial       Class
                                                  Ownership (2)

Common Stock      Richard Dunning                   7,250,000           9.98%%
                  7550 24th Avenue South
                  Suite 168
                  Minneapolis, Minnesota 55450

Common Stock      Mark Avery                        4,000,000           5.51%
                  9 Riverdale Industrial Complex
                  Rome, Georgia 30161

Common Stock      Gay Borglund                      4,000,000 (3)       5.51%
                  7550 24th Avenue South
                  Suite 168
                  Minneapolis, Minnesota 55450

Common Stock      Shares of all directors and      11,250,000          15.49%
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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  During the last two fiscal years (2000 and 1999), there have not been any transactions that have occurred between the Registrant and its officers, directors, and five percent or greater shareholders other than as set forth below:

     (a) In February 1999, the Registrant issued 250,000 restricted shares of common stock to Joseph Caravella, the former shareholder of Ed-Car Construction, LLC in exchange for the rights to use its name.

     (b) In December 1999, the Registrant issued 500,000 restricted shares of common stock to George Avery, recent president of the Registrant, as consideration for consulting services rendered to the Registrant.

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

     No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Form 10-KSB.

Index to Financial Statements.

                                                                      Page

Report of Independent Auditor                                           20

Consolidated Balance Sheet as of
December 31, 2000                                                       21

Consolidated Statements of Operations for the years ended
December 31, 1999 and December 31, 2000                                 22

Consolidated Statement of Shareholders' Equity for the years
ended December 31, 1999 and December 31, 2000                           23

Consolidated Statements of Cash Flows for the years ended
December 31, 1999 and December 31, 2000                                 24

Notes to Consolidated Financial Statements                              25

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

Signature                    Title                       Date

/s/  Gary Borglund           President/Director           August 1, 2003
Gary Borglund

/s/  Richard Dunning         Director                     August 1, 2003
Richard Dunning

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

Dated: August 1, 2003                  /s/ Gary Borglund
                                       Gary Borglund, President


                         REPORT OF INDEPENDENT AUDITOR

Board of Directors
Avery Sport Turf, Inc.
(formerly In-Sports International, Inc.)
Rome, Georgia

I have audited the accompanying consolidated balance sheet of Avery Sports Turf, Inc., formerly In-Sports International, Inc., a Delaware corporation as of December 31, 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2000 and December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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


/s/  George Brenner, C.P.A.
George Brenner, C.P.A.
Los Angeles, California
December 26, 2002


                              AVERY SPORTS TURF, INC.
                      (formerly In-Sports International, Inc.)
                              CONSOLIDATED BALANCE SHEET
                                   DECEMBER 31, 2000

                                         ASSETS

CURRENT ASSETS:
Cash                                                      $      -

PROPERTY AND EQUIPMENT - net                                 8,158

SECURITY DEPOSIT                                             4,627

MANUFACTURING AGREEMENT DEPOSIT                            357,500

     TOTAL ASSETS                                         $370,285


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Bank over draft                                        $     4,761
Accounts payable                                            68,913
Accrued expenses and other current liabilities             126,526

     TOTAL CURRENT LIABILITIES                             200,200


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Common stock, par value $0.001 -
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

See accompanying notes to consolidated financial statements

                             AVERY SPORTS TURF, INC.
                     (formerly In-Sports International, Inc.)
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Year Ending
                                                           December 31,
                                                        1999         2000

NET SALES                                          $    81,703   $  29,225

COST OF GOODS SOLD                                      75,232      25,398

GROSS PROFIT (LOSS)                                      6,471       3,827

SELLING, GENERAL AND   ADMINISTRATIVE                  189,457     134,884

LOSS FROM OPERATIONS                                  (182,986)   (131,057)

BAD DEBT RELATED TO SUBSCRIPTION AGREEMENT (NOTE 2C.) (505,859)          -

COSTS OF START-UP ACTIVITY                            (478,852)          -

NET LOSS FROM CONTINUING OPERATIONS                 (1,167,698)   (131,057)

NET LOSS FROM DISCONTINUED OPERATIONS                  (93,792)   (125,643)

INCOME TAX	                                                 -           -

NET LOSS                                           $(1,261,489)  $(256,700)

LOSS PER COMMON SHARE, BASIC AND DILUTED:
CONTINUING OPERATIONS                                   $(.071)     $(.006)

DISCONTINUED OPERATIONS                                  (.006)      (.006)

TOTAL                                                   $(.077)     $(.012)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED                      16,428,767  22,236,986

         See accompanying notes to consolidated financial statements


                             AVERY SPORTS TURF, INC.
                      (formerly In-Sports International, Inc.)
              CONSOLIDATED STATEMENT OF SHAREKHOLDERS' EQUITY




                                                        Additional    Common Stock    Accumulated    Total
                                    Common Stock        Paid-In       Subscription      Deficit Shareholder
                                Shares        Amount    Capital       Receivable                    Equity

BALANCE, DECEMBER 31, 1998      10,000,000     $10,000  $  132,192    $       -    $  (118,230)  $   23,962

Contribution of capital
- notes                         10,000,000      10,000     990,000     (576,182)             -      423,818

Stock for Ed-Car
  Construction, LLC                      -           -     400,000            -              -      400,000

Capital contributed                      -           -      69,312            -              -       69,312

Stock for manufacturing
agreement deposit                  500,000         500      24,500            -              -       25,000

Allowance for doubtful collections
(Note 2.C.)                     	     -	     -	     -      505,859              -      505,859

Net loss                                 -           -           -            -     (1,261,489)   ,261,489)

BALANCE DECEMBER 31, 1999       20,500,000      20,500   1,616,004      (70,323)    (1,379,719)     186,462

Stock for services               2,000,000       2,000      18,000            -              -       20,000

Capital contributed                      -           -     150,000            -              -      150,000

Subscriptions collected                  -           -           -       70,323              -       70,323

Net loss                                 -           -           -            -       (256,700)    256,700)

BALANCE, DECEMBER 31, 2000      22,500,000     $22,500  $1,784,004    $       -    $(1,636,419)  $  170,085


                 See accompanying notes to consolidated financial statements

                                     AVERY SPORTS TURF, INC.
                         (formerly In-Sports International, Inc.)
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Year Ending
                                                                December 31
                                                           1999            2000

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                          $(1,261,489)      $(256,700)
Adjustments to reconcile net loss to net
   cash used in operating activities:
   Bad debts - subscription receivable (Note 2.C.)     505,859               -
   Depreciation                                          5,156           2,349
   Non-monetary cost of start-up activity              400,000               -
   Stock for services                                   25,000          20,000
Changes in operating assets and liabilities:
Prepaid expense and other current asset                 22,500               -
Accounts payable                                        66,032             317
Accrued expenses and other current assets               41,186          76,928
  Net cash used in operating activities               (195,756)       (157,106)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on manufacturing agreement                   (257,500)       (100,000)
Purchase of property equipment                         (10,603)         (2,465)
Loan receivable - shareholder                            4,662               -
Security deposit                                             -               -
  Net cash used in investing activities               (263,441)       (102,465)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution of capital                                 69,312         150,000
Direct cost of reverse acquisition                           -               -
Net proceeds from issuance of stock                    423,818          70,323
  Net cash provided by financing activities            493,130         220,323

NET INCREASE IN CASH                                    33,933        (39,248)

CASH AT BEGINNING OF PERIOD                                554         34,487

CASH AT END OF PERIOD                              $    34,487      $  (4,761)

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
  Interest                                         $         -      $        -
  Income taxes                                     $         -      $        -

Supplemental Disclosure of Non-Cash Flow:
Investing and financing activities:
  Issuance of common stock from reverse
  acquisition                                      $         -      $        -

Issuance of common stock for stock
Subscription receivable                            $   576,182      $        -

Issuance of common stock for services              $    25,000      $   20,000

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

C.  Standard Manufacturing Agreement.

Effective December 2, 2002, the Company entered into a four year (renegotiated to ten years) Standard Manufacturing Agreement ("Agreement") with George Avery, then president of the Company and his private corporation ("Avery GA"). The Agreement is automatically renewed for successive one (1) year increments unless either party requests in writing, at least ninety days prior to the anniversary date, not to renew the agreement. Avery GA will do all the contract work for Company and keep the patent license in its private corporation.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Continued Existence.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company, since its inception, has incurred net losses of approximately $1,636,000 as of December 31, 2000, which raises substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon profitable operations and support from present shareholders.

B.  Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Perma. All inter-company transactions have been eliminated.

The wholly owned subsidiary, Perma, was "spun-off" at a special Board of Directors meeting held July 17, 2000. Perma stock was distributed to stockholders of record as of December 1, 2000 and payable January 10, 2001. The consolidated financial statements have presented Perma's operations for 1999 and 2000 as "Discontinued Operations."

C.  Allowance for Doubtful Accounts

The allowance for doubtful accounts applies to notes receivable for stock subscriptions. The original amount of the notes was $1,000,000 of which $423,818 and $70,323 was collected in 1999 and 2000, respectively. The uncollected amount $505,859 has been fully reserved. Management continues to attempt to locate the note holders. See Note 7.A.

D.  Manufacturing Agreement Deposit

In consideration for the Agreement, the Company agreed to pay $422,500 plus the assumption of a $70,000 liability for the exclusive right to Avery GA. At December 31, 2000 the amount advanced was $357,500. Beginning December 2, 2002 the deposit ($492,500) will be amortized over four years (renegotiated to ten years) on a straight line basis.

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

F.  Revenue Recognition

Sales are recognized when the product is shipped to the customer.

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

3.  SHAREHOLDERS' EQUITY

A. In August, 1998, the Board of Directors of the Company amended its articles of incorporation to increase the number of authorized common stock from 1,500 shares to 50,000,000 shares and change from no par value to $0.001 par value. The Board of Directors also approved a 1,000-to-1 common stock split. All per share data in these consolidated financial statements reflect the stock split. In August 2002 the authorized stock was increased from 50,000,000 shares to 500,000,000 shares.

B. In connection with a private placement offering in April, 1999, the Company sold 10,000,000 shares of common stock at $0.10 per share for $10,000 in cash and $990,000 in subscription notes receivable. As of December 31, 2000, the Company has collected $494,141 of the subscription notes receivable.

4.  INCOME TAXES

Because of its past losses, the Company is not liable for any corporate income tax. Because the Company spun off Perma in 2000, the Company's net operating loss ("NOL") is restricted to the Company.
The NOL is a follows:

Year         NOL      Year Expires

1998     $118,000       2018
1999      330,000       2019
2000      131,000       2020
         $579,000

The Company has fully reserved the resulting deferred tax asset because the likelihood of realization of these benefits cannot be presently determined.

5.  STOCK BASED EXPENSES

Stock was issued for expenses as follows:

1. In November 1999, 500,000 shares valued at $0.05 per share were issued to the Company's then president as consulting stock for an aggregate value of $25,000.

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

6.  DIVIDEND PAYABLE

On July 17, 2000 The Company spun off its wholly owned subsidiary, Perma. The corporate resolution stated that Perma's stock was to be distributed to stockholder of records as of December 1, 2000, payable January 10, 2001. Concurrent with the corporate resolution the then CEO resigned. The Company retained a 12% interest in Perma.

Because Perma has a shareholders' deficiency no value has been assigned to the dividend. At December 31, 2000 Perma's shareholders' deficiency was $336,807. In 2001 the Company will record the deficiency as a gain on the disposition of its subsidiary. The gain is credited to paid in capital.

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

B. The Company leases their office facility under an operating lease which expires on March 31, 2001. The future minimum lease payments, excluding escalation charges, are as follows:

Year Ended December 31, 2001: $6,400

C. Under the terms of the Standard Manufacturing Agreement, The
Company is required to pay $492,500 as of December 2, 2002. A deposit of $357,500 has been made leaving a future commitment of $135,000 to be paid by December 2, 2002. See Note 1.

D. On November 30, 2002, The Company signed an employment agreement with its then president, George Avery. The agreement is for three years with a salary of $160,000 per annum plus 2,000,000 shares of stock

8.  SUBSEQUENT EVENTS

Subsequent to December 31, 2000 the following events took place:

A. On July 17, 2000 Perma was spun off. Perma stock was distributed to stockholders on January 10, 2001 as of record date December 1, 2000. See Note 2B.

B. In July 2002 the Company changed its name from In-Sports
International, Inc. to Avery Sports Turf, Inc. and increased its authorized stock from 50,000,000 to 500,000,000 shares. See Note 3A.

C. On November 30, 2002 an employment agreement with the Company's then president was signed.

D. A Standard Manufacturing Agreement was signed December 2, 2002. See
Note 1.

E. On January 30, 2003, George Avery and William Brent Paschal resigned as directors/officers of the Company.

F. For the period of January 1, 2003 through June 24, 2003, an additional 8,250,823 shares were issued at prices per share ranging from $.01 per share to $.025 per share. The aggregate value was $134,987 broken down as to $46,487 for services and $88,500 for cash.

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

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-KSB/A for the year ended December 31, 1999).

99 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (see below).