Form 10KSB/A
period 2000-12-31
AVERY SPORTS TURF INC
filed 2003-08-04
CIK 1083638

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

     The Registrant had revenues of $81,703 for the fiscal year ended on December 31, 1999. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 1, 2003:
$1,841,315. As of July 1, 2003, the Registrant had 72,627,165 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes No  X .

                               TABLE OF CONTENTS

PART I                                                                 PAGE

     ITEM 1.  BUSINESS                                                    3

     ITEM 2.  PROPERTIES                                                  5

     ITEM 3.  LEGAL PROCEEDINGS                                           5

     ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS           5

PART II

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS                             6

     ITEM 6.  PLAN OF OPERATION                                           8

     ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                13

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE                     14

PART III

     ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT        14

     ITEM 10.  EXECUTIVE COMPENSATION                                    16

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                                     17

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            18

     ITEM 13.  EXHIBITS, REPORTS ON FORM 8-K, AND
               INDEX TO FINANCIAL STATEMENTS                             19

SIGNATURES                                                               20

CERTIFICATION                                                            20

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

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2002

                                                      High       Low

Quarter Ended December 31, 2002                        .08       .01
Quarter Ended September 30, 2002                       .04       .01
Quarter Ended June 30, 2002                            .05       .03
Quarter Ended March 31, 2002                           .07       .03

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2001

                                                      High       Low

Quarter Ended December 31, 2001                       0.05      0.02
Quarter Ended September 30, 2001                      0.06      0.03
Quarter Ended June 30, 2001                           0.12      0.05
Quarter Ended March 31, 2001                          0.16      0.05

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2000

                                                      High       Low

Quarter Ended December 31, 2000                       0.18      0.07
Quarter Ended September 30, 2000                      0.24      0.12
Quarter Ended June 30, 2000                           0.21      0.11
Quarter Ended March 31, 2000                          0.33      0.08

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 1999

                                                      High       Low

Quarter Ended December 31, 1999                       0.65      0.12
Quarter Ended September 30, 1999                      0.53      0.12
Quarter Ended June 30, 1999                           1.09      0.21
Quarter Ended March 31, 1999                          3.12      0.09

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 1998

                                                      High       Low

Quarter Ended December 31, 1998 (1)                   3.50       3.50

(1) The common stock of the Registrant was added to the Over the Counter Bulletin Board on September 18, 1998 but did not actually commence trading until December 28 1998.

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

Equity Securities Sold Without Registration.

     The Registrant made the following sales of unregistered securities during the fiscal year ended December 31, 1999:

     (a) In February 1999, the Registrant issued 250,000 shares of common stock to Joseph Caravella, the former shareholder of Ed-Car Construction, LLC in exchange for the rights to use its name.

     (b) On April 6, 1999, the Registrant issued 10,000,000 shares of common stock to investors for consideration consisting of $10,000 in cash and $990,000 in Subscription Agreements in an offering exempt under Rule 504 of Regulation D.

     No commissions were paid in connection with these issuances. The first issuance was undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended ("Act"), by the fact that:

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

Liquidity and Capital Resources.

     The Registrant currently has total current assets of $34,487 and total current liabilities of $118,194, resulting in a net working capital deficit of $83,707. The Registrant has financed its operations primarily through the sale of common stock for cash and from loans from shareholders for the year ended December 31, 1999.

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

     The Registrant incurred a net loss of $118,230 for the period from inception (January 27, 1998 to December 31, 1998 and a net loss of $1,261,489 for the fiscal year ended December 31, 1999. The Registrant's current assets exceed its current liabilities by $16,740 as of December 31, 1998 and a negative working capital of $83,707 as of December 31, 1999. At December 31, 1999, the Registrant had shareholders' equity of $186,462. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements as of and for the year ended December 31, 1999, and for the period from January 27, 1998 (inception) through December 31, 1998 are presented in a separate section of this report following Item 13.

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

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth certain information relating to the compensation paid by the Registrant during the last three fiscal years to the Registrant's Chief Executive Officer/President. No other executive officer of the Registrant received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 1999 and for the prior period from inception (January 27, 1998) to December 31, 1998.

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

Samuel          1999      -        -         -                  -         -              -          -
Serritella
President(

Patrick         1999      -        -         -                  -         -              -          -
McLaren,        1998     -        -         -                  -         -              -           -
President





(1) Mr. Serritella was appointed president of the Registrant in September 1999. He resigned from the Registrant on May 30, 2001.

(2) Mr. McLaren was appointed president in January 1998 and resigned that position in September 1999.

Employment Contracts.

The Registrant has not entered into any written employment agreement with its former or current directors or officers.

Other Compensation.

     There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there was no existing plan as of December 31, 1999 provided for or contributed to by the Registrant.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the last two fiscal years (1999 and 1998), there have not been any transactions that have occurred between the Registrant and its officers, directors, and five percent or greater shareholders other than as set forth below:

     (a) On December 31, 1998, the Registrant issued 9,000,000 restricted shares of common stock to Patrick McLaren, its then
Chairman of the Board, in exchange for a contribution of approximately $176,000 in connection with the reverse acquisition transaction between In-Sports and PGC.

     (b) In February 1999, the Registrant issued 250,000 restricted shares of common stock to Joseph Caravella, the former shareholder of Ed-Car Construction, LLC in exchange for the rights to use its name.

     (c) In December 1999, the Registrant issued 500,000 restricted shares of common stock to George Avery, recent president of the Registrant, as consideration for consulting services rendered to the Registrant.

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

Reports on Form 8-K.

     No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Form 10-KSB.

Index to Financial Statements.

                                                                   Page

Report of Independent Auditor                                        21

Consolidated Balance Sheet as of
December 31, 1999                                                    22

Consolidated Statements of Operations for the years ended
December 31, 1998 and December 31, 1999                              23

Consolidated Statement of Shareholders' Equity for the years
ended December 31, 1998 and December 31, 1999                        24

Consolidated Statements of Cash Flows for the years ended
December 31, 1998 and December 31, 1999                              25

Notes to Consolidated Financial Statements                           26

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

Dated: August 1, 2003                  /s/ Gary Borglund
                                       Gary Borglund, President


                         REPORT OF INDEPENDENT AUDITOR

Board of Directors
Avery Sport Turf, Inc.
(formerly In-Sports International, Inc.)
Rome, Georgia

I have audited the accompanying consolidated balance sheet of Avery Sports Turf, Inc., formerly In-Sports International, Inc. a Delaware corporation as of December 31, 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 1999 and for the period from January 27, 1998 (inception) through December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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


/s/  George Brenner, C.P.A.
George Brenner, C.P.A.
Los Angeles, California
December 26, 2002


                            AVERY SPORTS TURF, INC.
                  (formerly In-Sports International, Inc.)
                          CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1999

                                     ASSETS

CURRENT ASSETS:

Cash                                                    $   34,487

PROPERTY AND EQUIPMENT -  net                                8,042

SECURITY DEPOSIT                                             4,627

MANUFACTURING AGREEMENT DEPOSIT                            257,500

     TOTAL ASSETS                                       $  304,656


                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                        $   68,596
Accrued expenses and other current liabilities              49,598

    TOTAL CURRENT LIABILITIES                              118,194

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Common stock, par value $0.001 -
   authorized 50,000,000 shares, issued
   and outstanding 20,500,000 shares                        20,500

Additional paid in capital                               1,616,004

LESS:  Common stock subscriptions receivable
         ($576,182) net of $505,859 allowance
         for doubtful accounts (Note 2.C.)                 (70,323)

Deficit                                                 (1,379,719)

TOTAL SHAREHOLDERS' EQUITY                                 186,462

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $  304,656

        See accompanying notes to consolidated financial statements

                          AVERY SPORTS TURF, INC.
                 (formerly In-Sports International, Inc.)
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 From Jan 27         Year
                                                (Inception) to      Ending
                                                 December 31,     December 31,
                                                    1998             1999

NET SALES                                         $       -      $    81,703

COST OF GOODS SOLD                                        -           75,232

GROSS PROFIT (LOSS)                                       -            6,471

SELLING, GENERAL AND ADMINISTRATIVE                       -          189,457

LOSS FROM OPERATIONS                                      -         (182,986)

BAD DEPTS RELATED TO
SUBSCRIPTIONS RECEIVABLE (NOTE 2.C.)                      -         (505,859)

COST OF START-UP ACTIVITY                                 -         (478,852)

NET LOSS FROM CONTINUING OPERATIONS                       -       (1,167,697)

NET LOSS FROM DISCONTINUED OPERATIONS              (118,230)         (93,792)

INCOME TAX	                                              -                -

NET LOSS                                          $(118,230)     $(1,261,489)

LOSS PER COMMON SHARE, BASIC AND DILUTED:
CONTINUING OPERATIONS                                 $   -           $(.071)

DISCONTINUED OPERATIONS                                (.01)           (.006)

TOTAL                                                 $(.01)          $(.077)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING, BASIC AND DILUTED                 9,005,900       16,428,767

          See accompanying notes to consolidated financial statements

                               AVERY SPORTS TURF, INC.
                    (formerly In-Sports International, Inc.)
                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                        Additional    Common
Stock    Accumulated    Total
                                    Common Stock        Paid-In
Subscription      Deficit Shareholder
                                Shares        Amount    Capital       Receivable
Equity

BALANCE, JANUARY 27, 1998
(INCEPTION)                        1,000     $ 1,000   $        -    $       -
$    (1,000)  $         -

Change from no par value to
$.001                                  -        (999)         999            -
-             -

Stock split 1,000-for-1          999,000         999         (999)           -
-             -

Issuance of common stock       9,000,000       9,000            -            -
-         9,000

Recapitalization adjustment            -           -       (7,500)           -
1,000       (6,500)
Direct cost of reverse
acquisition                            -           -      (36,500)           -
-      (36,500)

Contribution of capital                -           -      176,192            -
-       176,192

Net loss                               -           -            -            -
(118,230)    (118,230)

BALANCE, DECEMBER 31, 1998    10,000,000      10,000      132,192            -
(118,230)       23,962

Contribution of capital
- notes                       10,000,000      10,000      990,000     (576,182)
-       423,818

Stock for Ed-Car
  Construction, LLC                    -           -      400,000            -
-       400,000

Capital contributed                    -                   69,312            -
-        69,312

Stock for services               500,000         500       24,500            -
-        25,000

Allowance for doubtful
collections (Note 2.C.)                -           -      505,859            -
-       505,859

Net loss                               -           -            -            -
(1,261,489)  (1,261,489)

BALANCE DECEMBER 31, 1999     20,500,000     $20,500   $1,616,004    $ (70,323)
$(1,379,719)  $   186,462


See accompanying notes to consolidated financial statements


                                   AVERY SPORTS TURF, INC.
                          (formerly In-Sports International, Inc.)
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   From Jan 27        Year
                                                  (Inception) to     Ending
                                                   December 31     December 31
                                                      1998            1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                           $(118,230)     $(1,261,489)
Adjustments to reconcile net loss to net
   cash used in operating activities:
Bad Debts
   Subscription receivable (Note 2.C.)                     -          505,859
Depreciation                                             519            5,156
Non-monetary cost of start-up activity                     -          400,000
Stock for services                                         -           25,000
Changes in operating assets and liabilities:
Prepaid expense and other current asset              (22,500)          22,500
Accounts payable                                       2,564           66,032
Accrued expenses and other current assets              8,412           41,186
  Net cash used in operating activities             (129,235)        (195,756)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on manufacturing agreement                        -         (257,500)
Purchase of property equipment                        (3,114)         (10,603)
Loan receivable - shareholder                         (4,662)           4,662
Security deposit                                      (4,627)               -
  Net cash used in investing activities              (12,403)        (263,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution of capital                              178,692           69,312
Direct cost of reverse acquisition                   (36,500)               -
Net proceeds from issuance of stock                        -          423,818
  Net cash provided by financing activities          142,192          493,130

NET INCREASE IN CASH                                     554           33,933

CASH AT BEGINNING OF PERIOD                                -              554

CASH AT END OF PERIOD                              $     554      $    34,487

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
  Interest                                         $       -      $         -
  Income taxes                                     $       -      $         -

Supplemental Disclosure of Non-Cash Flow:
Investing and financing activities:
  Issuance of common stock from reverse
  acquisition                                      $   9,000      $         -

Issuance of common stock for stock
subscription receivable                            $       -      $   576,182

Issuance of common stock for services              $       -      $    25,000

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

C.  Standard Manufacturing Agreement.

Effective December 2, 2002, the Company entered into a four year (renegotiated to ten years) Standard Manufacturing Agreement ("Agreement") with George Avery, former president of the Company and his private corporation ("Avery GA"). The Agreement is automatically renewed for successive one (1) year increments unless either party requests in writing, at least ninety days prior to the anniversary date, not to renew the agreement. Avery GA will do all the contract work for Company and keep the patent license in its private corporation.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Continued Existence

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company, since its inception, has incurred net losses of approximately $1,380,000 as of December 31, 1999, which raises substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon profitable operations and support from present shareholders.

B.  Presentation And Discontinued Operations

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Perma. All inter-company transactions have been eliminated.

The wholly owned subsidiary, Perma, was "spun-off" at a special Board of Directors meeting held July 17, 2000. Perma stock was distributed to stockholders of record as of December 1, 2000 and payable January 10, 2001. The consolidated financial statements have presented Perma's operations for 1998 and 1999 as "Discontinued Operations."

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

B. In connection with a private placement offering in April, 1999, the Company sold 10,000,000 shares of common stock at $0.10 per share for $10,000 in cash and $990,000 in subscriptions receivable. As of December 31, 1999, the Company has collected $257,850 of the subscription notes receivable.

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

21    Subsidiaries of the Registrant (see below).

99    Certification Pursuant to Section 906 of the Sarbanes-Oxley
      Act of 2002 (18 U.S.C. Section 1350) (see below).