Form 10KSB/A
period 2000-12-31
AVERY SPORTS TURF INC
filed 2003-08-04
CIK 1083638

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 2)

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

Equity Securities Sold Without Registration.

     The Registrant has already disclosed in the Form 10-QSB for the quarter ended June 30, 2001 the sales of certain unregistered securities.

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

Liquidity and Capital Resources.

     As of December 31, 2001, the Registrant had total current assets of $43 and total current liabilities of $161,162, resulting in a net working capital deficit of $161,119. The Company has financed its operations primarily through loans from shareholders for the year ended December 31, 2001.

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

George         2001        -       -         -            $20,000          -             -         -
Avery,
President/
CEO (1)

Samuel         2001        -       -         -              5,000          -             -         -
Serritella     2000        -       -         -               -             -             -         -
President (2)  1999        -       -         -               -             -             -         -



(1) Mr. Avery joined the Registrant on May 30, 2001 and resigned as a director/officer of the Registrant effective on January 30, 2003.

(2) Mr. Serritella was appointed president of the Registrant in September 1999. He resigned from the Registrant on May 30, 2001.

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

Title of Class    Name and Address               Amount and Nature   Percent of
                  of Beneficial Owner (1)          of Beneficial       Class
                                                  Ownership (2)

Common Stock      Richard Dunning                   7,250,000           9.98%
                  7550 24th Avenue South
                  Suite 168
                  Minneapolis, Minnesota 55450

Common Stock      Mark Avery                        4,000,000           5.51%
                  9 Riverdale Industrial Complex
                  Rome, Georgia 30161

Common Stock      Gay Borglund                      4,000,000 (3)       5.51%
                  7550 24th Avenue South
                  Suite 168
                  Minneapolis, Minnesota 55450

Common Stock      Shares of all directors and      11,250,000          15.49%
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

     On May 4, 2001 and June 18, 2001, the Registrant issued restricted shares of common stock to the following: George Avery, then president (2,000,000 shares); William Paschal, then director (550,000 shares); and Richard Dunning, then and current director (500,000 shares). These shares were issued in lieu of salary for services to the Registrant. On May 4, 2001, the Registrant also issued 1,000,000 restricted shares of common stock to Mark Avery, five percent shareholder, for consulting services to the company.

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

Reports on Form 8-K.

     No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Form 10-KSB.

Index to Financial Statements.

                                                                        Page

Report of Independent Auditor                                             20

Consolidated Balance Sheet as of
December 31, 2001                                                         21

Consolidated Statements of Operations for the years ended
December 31, 2000 and December 31, 2001                                   22

Consolidated Statement of Shareholders' Equity for the years
ended December 31, 2000 and December 31, 2001                             23

Consolidated Statements of Cash Flows for the years ended
December 31, 2000 and December 31, 2001                                   24

Notes to Consolidated Financial Statements                                25

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

Dated: August 1, 2003                  /s/ Gary Borglund
                                       Gary Borglund, President


                          REPORT OF INDEPENDENT AUDITOR

Board of Directors
Avery Sport Turf, Inc.
(formerly In-Sports International, Inc.)
Rome, Georgia

I have audited the accompanying balance sheet of Avery Sports Turf, Inc., formerly In-Sports International, Inc., a Delaware corporation, as of December 31, 2001 and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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


/s/  George Brenner, C.P.A.
George Brenner, C.P.A.
Los Angeles, California
December 26, 2002

                             AVERY SPORTS TURF, INC.
                    (formerly In-Sports International, Inc.)
                           CONSOLIDATED BALANCE SHEET
                              DECEMBER 31, 2001

                                    ASSETS

CURRENT ASSETS:

Cash                                                           $     43

PROPERTY AND EQUIPMENT - NET                                      8,021

DUE FROM PERMA GRASS CORPORATION                                 59,017

MANUFACTURING AGREEMENT DEPOSIT                                 382,500

   TOTAL ASSETS                                                $449,581

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                            $    29,970
Accrued expenses and other current liabilities                  131,192

   TOTAL CURRENT LIABILITIES                                    161,162

COMMITMENTS AND CONTINGENCIES                                         -

SHAREHOLDERS' EQUITY:
Common stock, par value $0.001 -
   authorized 50,000,000 shares, issued
   and outstanding 29,290,000 shares                             29,290

Additional paid in capital                                    2,195,421

LESS:  Common stock subscriptions receivable
      ($505,859) net of $505,859 allowance
       for doubtful accounts                                          -

Deficit                                                      (1,936,292)

TOTAL SHAREHOLDERS' EQUITY                                      288,419

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $   449,581

       See accompanying notes to consolidated financial statements

                           AVERY SPORTS TURF, INC.
                  (formerly In-Sports International, Inc.)
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Year Ending
                                                            December 31,
                                                          2000       2001

NET SALES                                              $  29,225  $        -

COST OF GOODS SOLD                                        25,398           -

GROSS PROFIT                                               3,827           -

SELLING, GENERAL AND ADMINISTRATIVE                      134,884    (299,873)

LOSS FROM OPERATIONS                                    (131,057)   (299,873)

NET LOSS FROM CONTINUING OPERATIONS                     (131,057)   (299,873)

NET LOSS FROM DISCONTINUED OPERATIONS                   (125,643)          -

INCOME TAX	                                                   -           -

NET LOSS                                               $(256,700)  $(299,873)

LOSS PER COMMON SHARE, BASIC AND DILUTED:
CONTINUING OPERATIONS                                    $(0.006)     $(0.01)

DISCONTINUED OPERATIONS                                   (0.006)          -

TOTAL                                                    $(0.012)     $(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED                        22,236,986  26,674,192

        See accompanying notes to consolidated financial statements


                              AVERY SPORTS TURF, INC.
                    (formerly In-Sports International, Inc.)
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY



                                                        Additional    Common Stock    Accumulated    Total
                                    Common Stock        Paid-In       Subscription      Deficit Shareholder
                                Shares        Amount    Capital       Receivable                    Equity

BALANCE DECEMBER 31 1999       20,500,000    $20,500  $1,616,004    $(70,323)     $(1,379,719) $ 186,462

Stock for services              2,000,000      2,000      18,000           -                -     20,000

Capital contributed                     -          -     150,000           -                -    150,000

Subscriptions collected                 -          -           -      70,323                -     70,323

Net loss                                -          -           -           -         (256,700)  (256,700)

BALANCE, DECEMBER 31 2000      22,500,000     22,500   1,784,004           -       (1,636,419)   170,085

Stock issued for services       5,640,000      5,640      50,760           -                -     56,400

Stock issued for cash           1,150,000      1,150      23,850           -                -     25,000

Gain on "spin-off" of
  subsidiary                            -          -     336,807           -                -    336,807

Net loss                                -          -           -           -         (299,873)  (299,873)

BALANCE DECEMBER 31 2001       29,290,000    $29,290  $2,195,421    $      -      $(1,936,292) $ 288,419


            See accompanying notes to consolidated financial statements

                                        AVERY SPORTS TURF, INC.
                             (formerly In-Sports International, Inc.)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Year Ending
                                                            December 31
                                                           2000        2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                              $(256,700)  $(299,873)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation                                                2,349           -
Non-monetary cost of start-up activity                          -           -
Stock for services                                         20,000      56,400
Changes in operating assets and liabilities:
Accounts receivable                                             -     112,280
Accounts payable                                              317       4,804
Accrued expenses and other current assets                  76,928     131,193

Net cash provided (used) in operating activities         (157,106)      4,804

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on manufacturing agreement                      (100,000)    (25,000)
Purchase of property equipment                             (2,465)          -
Security deposit                                                -           -
Net cash used in investing activities                    (102,465)    (25,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft                                              4,761      (4,761)
Contribution of capital                                   150,000           -
Direct cost of reverse acquisition                              -           -
Net proceeds from issuance of stock                        70,323      25,000
Net cash provided by financing activities                 225,084      20,239

NET INCREASE IN CASH                                      (34,487)         43

CASH AT BEGINNING OF PERIOD                                34,487           0

CASH AT END OF PERIOD                                   $       0   $      43

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
  Interest                                              $       -   $       -
  Income taxes                                          $       -   $       -

Supplemental Disclosure of Non-Cash Flow:
Investing and financing activities:
  Issuance of common stock from reverse
  acquisition                                           $       -   $       -

Issuance of common stock for stock
subscription receivable                                 $       -   $       -

Issuance of common stock for service                    $  20,000   $  56,400

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Continued Existence.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company, since its inception, has incurred net losses of approximately $1,900,000 as of December 31, 2001, which raises substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon profitable operations and support from present shareholders.

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

F.  Revenue Recognition.

Sales are recognized when the product is shipped to the customer.

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

B. On November 30, 2002 an employment agreement with the Company's then president was signed.

C. A Standard Manufacturing Agreement was signed December 2, 2002. See
Note 1.

D. On January 30, 2003, George Avery and William Brent Paschal resigned as directors/officers of the Company.

E. For the period of January 1, 2003 through June 24, 2003, an additional 8,250,823 shares were issued at prices per share ranging from $.01 per share to $.025 per share. The aggregate value was $134,987 broken down as to $46,487 for services and $88,500 for cash.

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