Form 10KSB
period 2002-12-31
AVERY SPORTS TURF INC
filed 2003-08-04
CIK 1083638

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

     The Registrant had revenues of $20,900 for the fiscal year ended on December 31, 2002. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 1, 2003:
$1,841,315. As of July 1, 2003, the Registrant had 72,627,165 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No  X .

                                   TABLE OF CONTENTS

PART I                                                                PAGE

     ITEM 1.  BUSINESS                                                   3

     ITEM 2.  PROPERTIES                                                 5

     ITEM 3.  LEGAL PROCEEDINGS                                          5

     ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS          5

PART II

     ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY
                AND RELATED STOCKHOLDER MATTERS                          6

     ITEM 6.    PLAN OF OPERATION                                        7

     ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             12

     ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE                  13

PART III

     ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT       13

     ITEM 10.  EXECUTIVE COMPENSATION                                   15

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                                    16

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           17

     ITEM 13.  CONTROLS AND PROCEDURES                                  18

     ITEM 14.  EXHIBITS, REPORTS ON FORM 8-K, AND
               INDEX TO FINANCIAL STATEMENTS                            18

SIGNATURES                                                              20

CERTIFICATION                                                           20

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Registrant's Board of Directors unanimously approved the following by written consent of the Directors on June 27, 2002: (a) amend the Articles of Incorporation of the Company to increase the authorized common shares of that company to 500,000,000; and (b) amend the Articles of Incorporation of the Company to change the name of the Company to "Avery Sports Turf, Inc." The Registrant received the consent of a majority of the outstanding shares of common stock for the Registrant for such actions. The Certificate of Amendment to the Articles of Incorporation, which implemented these changes, was filed in August 2002.

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

Equity Securities Sold Without Registration.

     The Registrant has already disclosed in the Form 10-QSB's for the quarters ended March 31, 2002, June 30, 2002, and September 30, 2002 the sales of certain unregistered securities. The following sales of unregistered securities were made during the fourth quarter of the fiscal year:

     From November 19, 2002 to December 31, 2002, the Registrant issued a total of 6,046,666 shares of common stock to 11 individuals and 1 firm in connection with services performed for the company, valued at a total of $61,033 (average of $0.01 per share). During this period, the Registrant also sold a total of 4,799,999 shares of common stock to 28 individuals and 6 firms for a total consideration of $69,000 (average of $0.014 per share).

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

Liquidity and Capital Resources.

     As of December 31, 2002, the Registrant had total current assets of $1,366 and total current liabilities of $94,081, resulting in a net working capital deficit of $92,715. The Company has financed its operations primarily through the sale of common stock for cash and from loans from shareholders for the year ended December 31, 2002.

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

     The Registrant incurred a net loss of $299,873 for the fiscal year ended December 31, 2001, and a net loss of $459,167 for the fiscal year ended December 31, 2002. The Registrant's current liabilities exceeded its current assets by $161,119 as of December 31, 2001 and $92,715 as of December 31, 2002. At December 31, 2002, the Registrant had shareholders' equity of $314,785. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements as of and for the year ended December 31, 2002, and for the year ended December 31, 2001 are presented in a separate section of this report following Item 14.

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

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth certain information relating to the compensation paid by the Registrant during the last three fiscal years to the Registrant's Chief Executive Officer/President. No other executive officer of the Registrant received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2002 and for the two prior years.

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

George Avery    2002       -       -         -            $100,000        -              -         -
President/      2001       -       -         -              20,000        -              -         -
CEO (1)

Samuel          2001      -        -         -            $  5,000        -              -          -
Serritella      2000      -        -         -                  -         -              -          -
President(2)




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

Title of Class    Name and Address               Amount and Nature   Percent of
                  of Beneficial Owner (1)          of Beneficial       Class
                                                  Ownership (2)

Common Stock      Richard Dunning                   7,250,000           9.98%%
                  7550 24th Avenue South
                  Suite 168
                  Minneapolis, Minnesota 55450

Common Stock      Mark Avery                        4,000,000           5.50%
                  9 Riverdale Industrial Complex
                  Rome, Georgia 30161

Common Stock      Gay Borglund                      4,000,000 (3)       5.50%
                  7550 24th Avenue South
                  Suite 168
                  Minneapolis, Minnesota 55450

Common Stock      Shares of all directors and      11,250,000          15.49%
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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the last two fiscal years (2002 and 2001), there have not been any transactions that have occurred between the Registrant and its officers, directors, and five percent or greater shareholders other than as set forth below:

     (a) On May 4, 2001 and June 18, 2001, the Registrant issued restricted shares of common stock to the following: George Avery, then president (2,000,000 shares); William Paschal, then director (550,000 shares); and Richard Dunning, then and current director (500,000 shares). These shares were issued in lieu of salary for services to the Registrant. On May 4, 2001, the Registrant also issued 1,000,000 restricted shares of common stock to Mark Avery, five percent shareholder, for consulting services to the company.

     (b)  On March 20, 2002, the Registrant issued a total of
7,000,000 shares of common stock to one of the past and one of the current directors of the company, George Avery and Richard Dunning, respectively, in lieu of salary.

     (c) On June 17, 2002, the Registrant issued a total of 7,250,000 shares of common stock to the one of the past and one of the current directors of the company, George Avery and Richard Dunning, respectively, in lieu of salary.

     (d)  On September 11, 2002, the Registrant issued a total of
3,000,000 shares of common stock to one of the past and one of the current directors of the company, Brent Paschal and Gary Borglund, respectively, in lieu of salary.

     (e) The Registrant is provided office space without cost by the current president of the company. The Registrant does not own any equipment at that location.

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

ITEM 13.  CONTROLS AND PROCEDURES.

Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.

     Within the 90 days prior to the filing of this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

(b)  Changes in internal controls.

     There were no significant changes in the Registrant's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

Critical Accounting Policies.

     The Securities and Exchange Commission ("SEC") recently issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

ITEM 14.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO FINANCIAL
STATEMENTS.

Exhibits.

     Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.
Reports on Form 8-K.

     No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Form 10-KSB.

Index to Financial Statements.

                                                                     Page

Report of Independent Auditor                                          22

Balance Sheet as of December 31, 2002                                  23

Statements of Operations for the years ended
December 31, 2002 and December 31, 2001                                24

Statement of Shareholders' Equity for the years
ended December 31, 2002 and December 31, 2001                          25

Statements of Cash Flows for the years ended
December 31, 2002 and December 31, 2001                                26

Notes to Financial Statements                                          27

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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: August 1, 2003                  /s/ Gary Borglund
                                       Gary Borglund, President


                          REPORT OF INDEPENDENT AUDITOR


Board of Directors
Avery Sport Turf, Inc.
Minneapolis, Minnesota

I have audited the accompanying balance sheet of Avery Sports Turf, Inc., formerly In-Sports International, Inc., a Delaware corporation as of December 31, 2002 and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of Avery Sports Turf, Inc. as of December 31, 2002, the results of its operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

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


/s/  George Brenner, C.P.A.
George Brenner, C.P.A.
Los Angeles, California
July 22, 2003


                              AVERY SPORTS TURF, INC.
                     (formerly In-Sports International, Inc.)
                                   BALANCE SHEET
                                 DECEMBER 31, 2002

                                       ASSETS

CURRENT ASSETS:
Cash                                                           $  1,366

NON CURRENT ASSETS:
Standard Manufacturing Agreement                                407,500

   TOTAL ASSETS                                                $408,866

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                 29,970
Accrued expenses and other current liabilities                   64,111

   TOTAL CURRENT LIABILITIES                                     94,081

COMMITMENTS AND CONTINGENCIES                                         -

SHAREHOLDERS' EQUITY:
Common stock, par value $0.001 -
   authorized 500,000,000 shares, issued
   and outstanding 75,686,665 shares                             75,687

Additional paid in capital                                    2,634,557

LESS:  Common stock subscriptions receivable
      ($505,859) net of $505,859 allowance
       for doubtful accounts                                          -

Deficit                                                      (2,395,459)

TOTAL SHAREHOLDERS' EQUITY                                      314,785

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   408,866

                 See accompanying notes to financial statements


                              AVERY SPORTS TURF, INC.
                      (formerly In-Sports International, Inc.)
                              STATEMENTS OF OPERATIONS

                                                             Year Ending
                                                             December 31,
                                                          2002          2001

NET SALES                                              $  20,900  $        -

COST OF GOODS SOLD                                        28,313           -

GROSS PROFIT                                              (7,413)          -

SELLING, GENERAL AND ADMINISTRATIVE                      451,754     299,873

LOSS FROM OPERATIONS                                    (459,167)   (299,873)

INCOME TAX                                                     -           -

NET LOSS                                                (459,167)   (299,873)

LOSS PER COMMON SHARE, BASIC AND DILUTED                   (0.01)      (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED                         50,375,781 26,674,192

                 See accompanying notes to financial statements


                                AVERY SPORTS TURF, INC.
                        (formerly In-Sports International, Inc.)
                         STATEMENT OF SHAREHOLDERS' EQUITY


                                                                  Additional    Accumulated    Total
                                          Common Stock            Paid-In          Deficit   Shareholder
                                      Shares        Amount        Capital                      Equity

BALANCE DECEMBER 31, 2000             22,500,000    $22,500       $7,784,004    $(1,636,419)  $ 170,085

Stock issued for services              5,640,000      5,640           50,760              -      56,400

Stock issued for cash                  1,150,000      1,150           23,850              -      25,000

Gain on "spin-off" of
  subsidiary                                   -          -          336,807              -     336,807

Net loss                                       -          -                -       (299,873)   (299,873)

BALANCE DECEMBER 31 2001              29,290,000     29,290        2,195,421     (1,936,292)    288,419

Stock issued for services             39,096,666     39,097          352,436              -     391,533

Stock issued for cash                  7,299,999      7,300           86,700              -      94,000

Net loss                                       -          -                -       (459,167)   (459,167)

BALANCE DECEMBER 31 2002              75,686,665     75,687        2,634,557     (2,395,459)    314,785



                             See accompanying notes to financial statements


                                          AVERY SPORTS TURF, INC.
                                (formerly In-Sports International, Inc.)
                                        STATEMENTS OF CASH FLOWS

                                                              Year Ending
                                                              December 31
                                                           2002         2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                              $(459,167)  $ (299,873)
Adjustments to reconcile net loss to net
cash used in operating activities:
Write-off of property and equipment                         8,021            -
Stock for services                                        391,533       56,400
Changes in operating assets and liabilities:
Accounts receivable                                        59,017      112,280
Accounts payable                                                -        4,804
Accrued expenses and other current assets                 (67,081)     131,193

Net cash provided (used) in operating activities          (67,677)       4,804

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on manufacturing agreement                       (25,000)     (25,000)
Purchase of property equipment                                  -            -
Net cash used in investing activities                     (25,000)     (25,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft                                                  -       (4,761)
Net proceeds from issuance of stock                        94,000       25,000
Net cash provided by financing activities                  94,000       20,239

NET INCREASE IN CASH                                        1,323           43

CASH AT BEGINNING OF PERIOD                                    43            0

CASH AT END OF PERIOD                                   $   1,366   $       43

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
  Interest                                              $       -   $        -
  Income taxes                                          $       -   $        -

Supplemental Disclosure of Non-Monetary
Transactions:
Issuance of 39,096,666 shares and 5,640,000 shares
of common stock, respectively, for services             $ 391,533   $   56,400

                     See accompanying notes to financial statements

                                  AVERY SPORTS TURF, INC.
                        (formerly In-Sports International, Inc.)
                                NOTES TO FINANCIAL STATEMENTS

1.  HISTORY

A.  Background.

Avery Sports Turf, Inc., a Delaware corporation ("Company), was created as a result of a reverse acquisition with Perma Grass
Corporation ("Perma"), is engaged in developing a business of distributing and installing artificial grass surfaces for commercial, athletic, residential and child care applications (sometimes known as "artificial turf").

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

On July 17, 2000, the Company "spun-off" its wholly owned subsidiary, Perma. See Note 2B, "Presentation."

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Continued Existence

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company, since its inception, has incurred net losses of approximately $2,400,000 as of December 31, 2002, which raises substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon profitable operations and support from present shareholders.

B.  Presentation

The wholly owned subsidiary, Perma,, was "spun-off" at a special Board of Directors meeting held July 17, 2000. Perma Grass stock was distributed to stockholders of record as of December 1, 2000 and payable January 10, 2001. The gain on the "spin-off" of Perma
($336,807) was not recorded as income but credited to paid in capital.

C.  Allowance for Doubtful Accounts

The allowance for doubtful accounts applies to notes receivable for stock subscriptions. The original amount of the notes was $990,000 of which $413,818 and $70,323 was collected in 1999 and 2000, respectively. The uncollected amount $505,859 was expensed in 1999. Management continues to attempt to locate the note holders for collection but to date has been unsuccessful. See Note 7, "Commitments and Contingencies."

D.  Standard Manufacturing Agreement

Cash deposits aggregating $407,500 were concluded in 2002 resulting in a standard manufacturing agreement.

Effective December 2, 2002 the Company entered into a four year (renegotiated to ten years) "Standard Manufacturing Agreement" ("Agreement") with George Avery, former President of the Company and his private corporation (Avery GA). The Agreement is automatically renewed for successive one (1) year increments unless either party requests in writing, at least ninety days prior to the anniversary date, not to renew the agreement. Avery GA will do all the contract work for the Company and keep the patent license in its private corporation.

Effective May, 14,2003, the Standard Manufacturing Agreement was renegotiated. See Note 8, "Subsequent Events." Starting with this date, amortization will over ten years on the straight line basis.

E.  Revenue Recognition

Sales are recognized when the product is shipped to the customer.

F.  Advertising

The Company expenses the cost of advertising the first time the advertising takes place.

G.  Use of Estimates

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

H.  Loss Per Share

The Company has adopted the provisions of Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which became effective for financial statements for fiscal years ending after December 15, 1997. The statement requires that the Company report basic and diluted earning (loss) per share for all periods reported. Basic net income per share is computed dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, if any.

For the periods presented, diluted net (loss) per share was the same as basic net loss per share. The Company had no dilutive securities at December 31, 2002, however, even if there were dilutive securities, they would be excluded from the calculation of loss per share as their effect would be anti-dilutive.

I.  Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, trade payables and accrued expenses which approximated fair value as of December 31, 2002.

J.  New Accounting Standards

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 is applicable to business combinations beginning July 1, 2001. The adoption of this statement will have no significant impact on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. This statement provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill will not be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 will be effective for the Company's fiscal year 2002.

3.  SHAREHOLDER'S EQUITY

In August, 1998, the Board of Directors approved an amendment to the articles of incorporation to increase the number of authorized common stock from 1,500 shares to 50,000,000 shares and change from no par value to $.001 par value. In July, 2002, the authorized stock was increased from 50,000,000 shares to 500,000,000 shares. The Board of Directors also approved a 1,000-to-1 common stock split. All per share data in these financial statements reflect the stock split.

4.  INCOME TAXES

Because of its past losses, the Company is not liable for any corporate income tax. Because the Company "spun-off" Perma in 2000, the Company's net operating loss ("NOL") is restricted to Avery Sports Turf, Inc. The NOL is a follows:

Year   NOL         Year Expires

1999   237,000        2019
2000   131,000        2020
2001   300,000        2021
2002   453,000        2022
    $1,121,000

The Company has fully reserved the resulting deferred tax asset because the likelihood of realization of these benefits cannot be presently determined.

Included in the $1,121,000 NOL is a $523,000 timing difference representing shares of restricted stock for services. When such shares become unrestricted, a tax deduction is allowed. Consequently, the current NOL is $1,121,000 less $523,000 resulting in a current NOL of $598,000.

5.  STOCK BASED EXPENSES

Stock was issued for services as follows:

In May and June of 2001 consultants were issued 5,640,000 shares at $0.01 per share for an aggregate value of 56,400. This includes
2,000,000 and 1,000,000 shares issued to George Avery (former
President) and Mark Avery, respectively.

In 2002, consultants were issued 39,096,666 shares between $0.01 to $.015 per share for an aggregate value of $391,533. This includes 10,000,000 shares, 3,000,000 shares and 1,000,000 shares issued to George Avery (former President) and Mark and Mathew Avery, respectively. Upon George Avery's resignation as President, he returned the 10,000,000 shares issued in 2002.

6.  DIVIDEND PAYABLE

On July 17, 2000 the Company spun off its wholly-owned subsidiary, Perma. The corporate resolution stated that Perma's stock was to be distributed to the stockholders of record as of December 1, 2000, payable January 10, 2001. Concurrent with the corporate resolution the then CEO resigned.

7.  COMMITMENTS AND CONTINGENCIES

The Company could possibly be exposed to litigation in connection with the issuance of stock subscriptions by previous management. See Note 2C "Allowance For Doubtful Accounts." Current management believes litigation unlikely. There can be no assurances that there will not be litigation.

On November 30, 2002, The Company signed an employment agreement with its then president, George Avery. The agreement is for three years with a salary of $160,000 per annum plus 2,000,000 shares of stock. This agreement was rescinded in January 2003. See Note 8, "Subsequent Events."

8.  SUBSEQUENT EVENTS

Subsequent to December 31, 2002 the following events took place:

A. In January, 2003, the Company's President resigned and returned the 10,000,000 shares acquired in 2002.

B. Standard Manufacturing Agreement was renegotiated May 14, 2003. See Note 2D, "Standard Manufacturing Agreement."

C. Through June 24, 2003 an additional 8,250,823 shares were issued at prices per share ranging from $.01 per share to $.025 per share. The aggregate value was $134,987, broken down into $46,487 for services and $88,500 for cash.

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

3.4 Certificate of Amendment to the Articles of Incorporation, dated July 22, 2002 (incorporated by reference to Exhibit
       3.4 of the Form 10-QSB for the quarter ended September 30, 2002).

3.5 Bylaws (incorporated by reference to Exhibit 3.3 of the Form 10-SB filed on February 10, 2000).

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

99 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (see below).

                                   EX-99
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                            CERTIFICATION PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

In connection with the Annual Report of Avery Sports Turf, Inc. ("Company") on Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission ("Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

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