Form 10QSB
period 2000-06-30
AVERY SPORTS TURF INC
filed 2003-08-05
CIK 1083638

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

     ITEM 1.  FINANCIAL STATEMENTS

             CONSOLIDATED BALANCE SHEET AS OF
             JUNE 30, 2000                                                   3

             CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE AND SIX MONTHS ENDED
             JUNE 30, 1999 AND JUNE 30, 2000                                 4

             CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR SIX MONTHS ENDED
             JUNE 30, 1999 AND JUNE 30, 2000                                 5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      6

     ITEM 2.  PLAN OF OPERATION                                              8

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                             13

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                     13

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               14

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           14

     ITEM 5.  OTHER INFORMATION                                             14

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              14

SIGNATURE                                                                   15

CERTIFICATION                                                               15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                               AVERY SPORTS TURF, INC.
                     (formerly In-Sports International, Inc.)
                             CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS

Cash                                                              $      0

PROPERTY AND EQUIPMENT - NET                                         8,042

SECURITY DEPOSIT                                                     4,627

MANUFACTURING AGREEMENT DEPOSIT                                    357,500

   TOTAL ASSETS                                                    370,169

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Bank overdraft                                                      60,932
Accounts payable                                                    68,596
Accrued expenses and other
  current liabilities                                               49,598

   TOTAL CURRENT LIABILITIES                                       179,126

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

Common stock, par value $0.001
   authorized 50,000,000 shares, issued
   and outstanding 22,500,000 shares                                22,500

Additional paid in capital                                       1,734,004

LESS:  Common stock subscriptions receivable
      ($505,859) net of $505,859 allowance
       for doubtful accounts                                             -

Deficit                                                         (1,565,461)

TOTAL SHAREHOLDERS' EQUITY                                         191,043

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      370,169

         See accompanying notes to consolidated financial statements

                             AVERY SPORTS TURF, INC.
                    (formerly In-Sports International, Inc.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                       Three Months       Three Months         Six Months       Six Months
                                           Ended              Ended              Ended            Ended
                                       June 30, 1999      June 30, 2000      June 30, 1999    June 30, 2000
REVENUES                                 $  13,144           $  7,306          $  26,288       $  14,612

COST OF REVENUES                            20,076              6,349             40,152          12,698

GROSS PROFIT                                (6,932)               957            (13,864)          1,914

SELLING, GENERAL AND ADMINISTRATIVE         67,635             59,439            132,577         187,656

START UP ACTIVITY                           50,000                  -            450,000               -

NET LOSS BEFORE INCOME TAXES              (124,567)           (58,482)          (569,441)       (185,742)

INCOME TAX                                       -                  -                  -               -

NET LOSS                                 $(124,567)          $(58,482)         $(569,441)      $(185,742)

LOSS PER COMMON SHARE, BASIC AND DILUTED    $(.008)            $(.003)            $(.047)         $(.009)

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                    15,384,615         22,500,000        12,707,182      21,958,564

               See accompanying notes to consolidated financial statements

                                    AVERY SPORTS TURF, INC.
                           (formerly In-Sports International, Inc.)
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                  Six Months      Six Months
                                                     Ended          Ended
                                                 June 30, 1999   June 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                        $(596,441)      $(185,742)
Adjustments to reconcile net loss to
   net cash used in operating activities:
Start-up activity                                   400,000               -
Expenses paid with common stock                           0          20,000
Due from vendor                                     (82,500)              -
Bank overdraft                                        2,795          60,932
Net cash used in operating activities              (276,146)       (104,810)

CASH FLOWS FROM INVESTING ACTIVITIES
Inicrease in manufacturing agreement deposit              -        (100,000)
Net cash used in investing activities                     -        (100,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock subscriptions collected                       206,280          70,323
Proceeds from issuance of common stock               69,312         100,000
Total cash provided by financing activities         275,592         170,323

NET INCREASE IN CASH                                   (554)        (34,487)

CASH AT BEGINNING OF PERIOD                             554          34,487

CASH AT END OF PERIOD                             $       0       $       0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest                                                  -              -
Income taxes                                              -              -

Non-Monetary Transaction:
Value of start-up acquisition                       400,000              -

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

On July 17, 2000 Perma was spun off. Perma stock was distributed to stockholders as of January 19, 2001 as of record date December 1, 2000.

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

In connection with this agreement, the Company agreed to pay in advance $422,500 plus the assumption of a $70,000 liability to Avery GA. At June 30, 2000, the amount advanced was $357,500. Beginning December 2, 2002 the deposit ($492,500) will be amortized over four years (renegotiated to ten years) on a straight line basis.

NOTE 5. CONTINUED EXISTENCE

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company, since its inception, has incurred net losses of approximately $1,550,000 as of June 30, 2000, which raises substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon profitable operations and support from present shareholders.

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

Liquidity and Capital Resources.

     As of June 30, 2000, the Registrant had total current assets of $0 and total current liabilities of $179,126, resulting in a net working capital deficit of $179,126.

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

     The Registrant incurred a net loss of $118,230 for the period from inception (January 27, 1998) to December 31, 1999, a net loss of $1,261,489 for the fiscal year ended December 31, 1999, and a net loss of $185,742 for the six months ended June 30, 2000. The Registrant's current liabilities exceeded its current assets by $83,707 as of December 31, 1999 and $179,126 as of June 30, 2000. At June 30, 2000,
the Registrant had shareholders' equity of $191,043. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

The Registrant made the following sales of unregistered
(restricted) securities during the quarter ended June 30, 2000:
On May 5, 2000, the Registrant issued 5,000,000 shares of common stock to Martin Lyons for certain consulting services to be rendered to the Registrant, valued at $50,000 ($0.01 per share).
No commissions were paid in connection with this issuance. This issuance was undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended ("Act"), by the fact that:

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

Reports on Form 8-K.

The Registrant did not file any reports on Form 8-K during the second quarter of the fiscal year covered by this Form 10-QSB.

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

99    Certification Pursuant to Section 906 of the Sarbanes-Oxley
      Act of 2002 (18 U.S.C. Section 1350) (see below).

                                EX-99
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                       CERTIFICATION PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                       (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Avery Sports Turf, Inc. ("Company") on Form 10-QSB for the quarter ended June 30, 2000 as filed with the Securities and Exchange Commission ("Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

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