Form 10QSB
period 2000-09-30
AVERY SPORTS TURF INC
filed 2003-08-05
CIK 1083638

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                         PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEET AS OF
              SEPTEMBER 30, 2001                                          3

              CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED
              SEPTEMBER 30, 1999 AND SEPTEMBER 30, 2000                   4

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR NINE MONTHS ENDED
              SEPTEMBER 30, 1999 AND SEPTEMBER 30, 2000                   5

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  6

     ITEM 2.  PLAN OF OPERATION                                           8

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                          13

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                  13

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            13

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        13

     ITEM 5.  OTHER INFORMATION                                          13

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           14

SIGNATURE                                                                14

CERTIFICATION                                                            14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                            AVERY SPORTS TURF, INC.
                   (formerly In-Sports International, Inc.)
                          CONSOLIDATED BALANCE SHEET
                             SEPTEMBER 30, 2000
                                 (Unaudited)

                                    ASSETS
CURRENT ASSETS

Cash                                                              $  7,329

PROPERTY AND EQUIPMENT - NET                                         8,042

SECURITY DEPOSIT                                                     4,627

MANUFACTURING AGREEMENT DEPOSIT                                    357,500

  TOTAL ASSETS                                                     377,408

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Bank overdraft                                                           -
Accounts payable                                                    68,596
Accrued expenses and other
  current liabilities                                               88,061

  TOTAL CURRENT LIABILITIES                                        156,657

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

Common stock, par value $0.001
   authorized 50,000,000 shares, issued
   and outstanding 22,500,000 shares                                22,500

Additional paid in capital                                       1,784,004

LESS:  Common stock subscriptions receivable
      ($505,859) net of $505,859 allowance
       for doubtful accounts                                             -

Deficit                                                         (1,585,753)

TOTAL SHAREHOLDERS' EQUITY                                         220,751

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       377,408

           See accompanying notes to consolidated financial statements

                          AVERY SPORTS TURF, INC.
               (formerly In-Sports International, Inc.)
                CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                       Three Months       Three Months        Nine Months     Nine Months
                                           Ended              Ended             Ended            Ended
                                       Sept 30 1999      Sept 30 2000        Sept 30, 1999    Sept 30 2000

REVENUES                                 $  13,054           $  7,306          $  38,342       $  21,918

COST OF REVENUES                            20,078              6,349             60,230          19,047

GROSS PROFIT                                (7,024)               957            (20,888)          2,871

SELLING, GENERAL AND ADMINISTRATIVE         38,882              1,500            171,459          83,262

START UP ACTIVITY                                -                  -            450,000               -

LOSS FROM CONTINUING OPERATIONS            (45,906)              (543)          (642,347)        (80,391)

LOSS FROM DISCONTINUED OPERATIONS                -            (19,749)                 -        (125,643)

NET LOSS BEFORE INCOME TAXES              $(45,906)          $(20,292)         $(642,347)      $(206,034)

INCOME TAX                                       -                  -                  -               -

NET LOSS                                  $(45,906)          $(20,292)         $(642,347)      $(206,034)

LOSS PER COMMON SHARE, BASIC AND DILUTED:
CONTINUING OPERATIONS                       $(.002)            $(.003)            $(.039)         $(.009)

DISCONTINUED OPERATIONS                     $(.000)            $(.000)            $(.000)         $(.006)

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                    20,000,000         22,500,000        16,556,777      21,411,111

           See accompanying notes to consolidated financial statements

                               AVERY SPORTS TURF, INC.
                      (formerly In-Sports International, Inc.)
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                 Nine Months     Nine Months
                                                   Ended            Ended
                                               Sept. 30, 1999   Sept. 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                        $(642,347)      $(206,034)
Depreciation                                          1,094               -
Adjustments to reconcile net loss to
   net cash used in operating activities:
Expenses paid with common stock                           -          20,000
Prepaid expenses                                      1,500               -
Accounts payable                                     (2,564)              -
Accrued expenses                                      5,588          38,463
Due from vendor                                     (82,500)              -
Start-up activity                                   400,000               -
Net cash used in operating activities              (319,229)       (147,571)

CASH FLOWS FROM INVESTING ACTIVITIES
Inicrease in manufacturing agreement deposit              -        (100,000)
Loans receivable - shareholder                        4,662               -
Purchase of property and equipment                  (10,603)              -
Net cash used in investing activities                     -        (100,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock subscriptions collected                       257,850          70,323
Proceeds from issuance of common stock               69,312         150,000
Total cash provided by financing activities         327,162         220,323

NET INCREASE IN CASH                                  1,992         (27,248)

CASH AT BEGINNING OF PERIOD                             554          34,487

CASH AT END OF PERIOD                             $   2,546       $   7,239

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest                                                  -              -
Income taxes                                               -             -

Non-Monetary Transaction:
Value of start-up activity                           400,000             -

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

In connection with this agreement, the Company agreed to pay in advance $422,500 plus the assumption of a $70,000 liability to Avery GA. At September 30, 2000, the amount advanced was $357,500. Beginning December 2, 2002 the deposit ($492,500) will be amortized over four years (renegotiated to ten years) on a straight line basis.

NOTE 5. CONTINUED EXISTENCE

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company, since its inception, has incurred net losses of approximately $1,600,000 as of September 30, 2000, which raises substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon profitable operations and support from present shareholders.

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

Liquidity and Capital Resources.

     As of September 30, 2001, the Registrant had total current assets of $7,329 and total current liabilities of $156,657, resulting in a net working capital deficit of $149,328.

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

     The Registrant incurred a net loss of $118,230 for the period from inception (January 27, 1998) to December 31, 1999, a net loss of $1,261,489 for the fiscal year ended December 31, 1999, and a net loss of $206,034 for the nine months ended September 30, 2000. The Registrant's current liabilities exceeded its current assets by $83,707 as of December 31, 1999 and $149,328 as of September 30, 2000.
At September 30, 2000, the Registrant had shareholders' equity of $220,751. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

     None.

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

Reports on Form 8-K.

     The Registrant did not file any reports on Form 8-K during the third quarter of the fiscal year covered by this Form 10-QSB.

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

99    Certification Pursuant to Section 906 of the Sarbanes-Oxley
      Act of 2002 (18 U.S.C. Section 1350) (see below).

                                EX-99

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                       CERTIFICATION PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                       (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Avery Sports Turf, Inc. ("Company") on Form 10-QSB for the quarter ended September 30, 2000 as filed with the Securities and Exchange Commission ("Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

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