Form 10QSB
period 2001-03-31
AVERY SPORTS TURF INC
filed 2003-08-05
CIK 1083638

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEET AS OF
              MARCH 31, 2001                                                3

              CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED
              MARCH 31, 2001 AND MARCH 31, 2000                             4

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THREE MONTHS ENDED
              MARCH 31, 2001 AND MARCH 31, 2000                             5

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    6

     ITEM 2.  PLAN OF OPERATION                                             8

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                            13

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                    13

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              13

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          13

     ITEM 5.  OTHER INFORMATION                                            13

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             14

SIGNATURE                                                                  14

CERTIFICATION                                                              14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                             AVERY SPORTS TURF, INC.
                   (formerly In-Sports International, Inc.)
                           CONSOLIDATED BALANCE SHEET
                               MARCH 31, 2001
                                 (Unaudited)

                                    ASSETS

CURRENT ASSETS

Cash                                                                $      0

PROPERTY AND EQUIPMENT - NET                                           8,158

SECURITY DEPOSIT                                                       4,627

MANUFACTURING AGREEMENT DEPOSIT                                      357,500

   TOTAL ASSETS                                                      $370,285

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Bank overdraft                                                          4,761
Accounts payable                                                       68,913
Accrued expenses and other
  current liabilities                                                 126,526

   TOTAL CURRENT LIABILITIES                                          200,200

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

Common stock, par value $0.001
   authorized 50,000,000 shares, issued
   and outstanding 22,500,000 shares                                   22,500

Additional paid in capital                                          1,784,004

LESS:  Common stock subscriptions receivable
      ($505,859) net of $505,859 allowance
       for doubtful accounts                                                -

Deficit                                                            (1,636,419)

TOTAL SHAREHOLDERS' EQUITY                                            170,085

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       370,285

            See accompanying notes to consolidated financial statements

                              AVERY SPORTS TURF, INC.
                     (formerly In-Sports International, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months     Three Months
                                                    Ended           Ended
                                               March 31, 2001   March 31, 2000

REVENUES                                       $      -         $   7,306

COST OF REVENUES                                      -             6,349

GROSS PROFIT (LOSS)                                   -               957

SELLING, GENERAL & ADMINISTRATIVE                     -           128,217

NET LOSS BEFORE INCOME TAXES                          -          (127,260)

INCOME TAX                                            -                 -

NET LOSS                                              -         $(127,260)

LOSS PER COMMON SHARE, BASIC AND DILUTED          (0.00)           (0.006)

WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING                 22,500,000        21,411,111

          See accompanying notes to consolidated financial statements


                             AVERY SPORTS TURF, INC.
                   (formerly In-Sports International, Inc.)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                Three Months     Three Months
                                                    Ended            Ended
                                               March 31, 2001   March 31, 2000


CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                       $      -         $(127,260)
Adjustments to reconcile net loss to
   Net cash used in operating activities:
Expenses paid with common stock                       -            20,000
Bank overdraft                                        -             2,450
Accounts payable                                      -                 -
Net cash used in operating activities                 -          (104,810)

CASH FLOWS FROM INVESTING ACTIVITIES                  -                 -

CASH FLOWS FROM FINANCING ACTIVITIES
Stock subscriptions collected                         -            70,323
Total cash provided by financing activities           -            70,323

INCREASE (DECREASE) IN CASH                           -           (34,487)

CASH AT BEGINNING OF PERIOD                      (4,761)           34,487

CASH AT END OF PERIOD                            (4,761)                0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest                                              -                -
Income taxes                                          -                -

          See accompanying notes to consolidated financial statements


                             AVERY SPORTS TURF, INC.
                     (formerly In-Sports International, Inc.)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the December 31, 2000 audited financial statements.

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

In connection with this agreement, the Company agreed to pay in advance $422,500 plus the assumption of a $70,000 liability to Avery GA. At March 31, 2001, the amount advanced was $357,500. Beginning December 2, 2002 the deposit ($492,500) will be amortized over four years (renegotiated to ten years) on a straight line basis.

NOTE 5. CONTINUED EXISTENCE

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company, since its inception, has incurred net losses of approximately $1,636,000 as of March 31, 2001, which raises substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon profitable operations and support from present shareholders.

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

Liquidity and Capital Resources.

     As of March 31, 2001, the Registrant had total current assets of $0 and total current liabilities of $200,200, resulting in a net working capital deficit of $200,200.

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

     The Registrant incurred a net loss of $1,261,489 for the fiscal year ended December 31, 1999, a net loss of $256,700 for the fiscal year ended December 31, 2000, and a net loss of $0 for the three months ended March 31, 2001. The Registrant's current liabilities exceeded its current assets by $83,707 as of December 31, 1999, $200,200 as of December 31, 2000, and $200,200 as of March 31, 2001.
At March 31, 2001, the Registrant had shareholders' equity of $170,085. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

99 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (see below).

                              EX-99
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                     CERTIFICATION PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                     (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Avery Sports Turf, Inc. ("Company") on Form 10-QSB for the quarter ended March 31, 2001 as filed with the Securities and Exchange Commission ("Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

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