Form 10QSB
period 2001-06-30
AVERY SPORTS TURF INC
filed 2003-08-05
CIK 1083638

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                         PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEET AS OF
              JUNE 30, 2001                                               3

              CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED
              JUNE 30, 2001 AND JUNE 30, 2000                             4

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR SIX MONTHS ENDED
              JUNE 30, 2001 AND JUNE 30, 2000                             5

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  6

     ITEM 2.  PLAN OF OPERATION                                           8

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                          13

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                  13

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            14

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        14

     ITEM 5.  OTHER INFORMATION                                          14

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           14

SIGNATURE                                                                15

CERTIFICATION                                                            15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                            AVERY SPORTS TURF, INC.
                  (formerly In-Sports International, Inc.)
                          CONSOLIDATED BALANCE SHEET
                                JUNE 30, 2001
                                 (Unaudited)

                                    ASSETS

CURRENT ASSETS

Cash                                                               $     43

PROPERTY AND EQUIPMENT - NET                                          8,158

SECURITY DEPOSIT                                                      4,627

MANUFACTURING AGREEMENT DEPOSIT                                     382,500

   TOTAL ASSETS                                                    $395,328

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Bank overdraft                                                            -
Accounts payable                                                     68,913
Accrued expenses and other
  current liabilities                                               253,066

   TOTAL CURRENT LIABILITIES                                        321,979

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

Common stock, par value $0.001
   authorized 50,000,000 shares, issued
   and outstanding 29,290,000 shares                                 29,290

Additional paid in capital                                        1,858,614

LESS:  Common stock subscriptions receivable
      ($505,859) net of $505,859 allowance
       for doubtful accounts                                              -

Deficit                                                          (1,814,555)

TOTAL SHAREHOLDERS' EQUITY                                           73,349

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     395,328

         See accompanying notes to consolidated financial statements

                             AVERY SPORTS TURF, INC.
                    (formerly In-Sports International, Inc.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                       Three Months       Three Months        Six Months       Six Months
                                           Ended              Ended             Ended            Ended
                                       June 30, 2001      June 30, 2000      June 30, 2001    June 30, 2000
REVENUES                                 $       -           $  7,306          $       -       $  14,612

COST OF REVENUES                                 -              6,349                  -          12,698

GROSS PROFIT                                     -                957                  -           1,914

SELLING, GENERAL AND ADMINISTRATIVE        178,136             59,439            178,136         187,656

NET LOSS BEFORE INCOME TAXES              (178,136)           (58,482)          (178,136)       (185,742)

INCOME TAX                                       -                  -                  -               -
NET LOSS                                 $(178,136)          $(58,482)         $(178,136)      $(185,742)

LOSS PER COMMON SHARE, BASIC AND DILUTED    $(.008)            $(.003)            $(.008)         $(.009)

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                    23,701,304         22,500,000        23,144,530      21,958,564

                See accompanying notes to consolidated financial statements

                                    AVERY SPORTS TURF, INC.
                          (formerly In-Sports International, Inc.)
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)


                                                  Six Months      Six Months
                                                     Ended          Ended
                                                 June 30, 2001   June 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                        $(178,136)      $(185,742)
Adjustments to reconcile net loss to
   net cash used in operating activities:
Expenses paid with common stock                      56,400          20,000
Accrued expenses                                    126,540               -
Bank overdraft                                            -          60,932
Net cash used in operating activities                 4,804        (104,810)

CASH FLOWS FROM INVESTING ACTIVITIES
Inicrease in manufacturing agreement deposit        (25,000)       (100,000)
Net cash used in investing activities               (25,000)       (100,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock subscriptions collected                             -          70,323
Proceeds from issuance of common stock               25,000         100,000
Total cash provided by financing activities          25,000         170,323

NET INCREASE IN CASH                                  4,804         (34,487)

CASH AT BEGINNING OF PERIOD                          (4,761)         34,487

CASH AT END OF PERIOD                             $      43       $       0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest                                                  -              -
Income taxes                                              -              -

Non-Monetary Transaction:
Expenses paid with common stock                      56,400              -

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

In connection with this agreement, the Company agreed to pay in advance $422,500 plus the assumption of a $70,000 liability to Avery GA. At June 30, 2001, the amount advanced was $382,500. Beginning December 2, 2002 the deposit ($492,500) will be amortized over four years (renegotiated to ten years) on a straight line basis.

NOTE 5. CONTINUED EXISTENCE

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company, since its inception, has incurred net losses of approximately $1,800,000 as of June 30, 2001, which raises substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon profitable operations and support from present shareholders.

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

Liquidity and Capital Resources.

     As of June 30, 2001, the Registrant had total current assets of $43 and total current liabilities of $321,979, resulting in a net working capital deficit of $321,936.

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

     The Registrant incurred a net loss of $1,261,489 for the fiscal year ended December 31, 1999, a net loss of $256,700 for the fiscal year ended December 31, 2000, and a net loss of $178,136 for the six months ended June 30, 2001. The Registrant's current liabilities exceeded its current assets by $83,707 as of December 31, 1999, $200,200 as of December 31, 2000, and $321,936 as of June 30, 2001.
At June 30, 2001, the Registrant had shareholders' equity of $73,349. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant made the following sales of unregistered
(restricted) securities during the quarter ended June 30, 2001:

(a) On May 4, 2001, the Registrant issued a total of 2,550,000 shares of common stock to two of the then directors of the company, George Avery and Brent Paschal, in lieu of salary. On this date, the Registrant also issued a total of 1,250,000 shares of common stock to two individuals for consulting work for the company. All these shares were valued at a total of $38,000 ($0.01 per share).

(b) On June 12, 2001, the Registrant cancelled the 5,000,000 shares previously issued to Martin Lyons since he did not perform services for the company.

(c) On June 18, 2001, the Registrant issued 500,000 shares of common stock to Richard Dunning, one of the current directors of the company, in lieu of salary. On this date, the Registrant also issued a 500,000 shares of common stock to the former president of the company, Sam Serritella, that resigned on May 30, 2001 for services rendered to the company. Finally, on this date the Registrant issued a total of 1,340,000 shares of common stock to seven individuals for consulting work for the company. All these shares were valued at a total of $23,400 ($0.01 per share).

No commissions were paid in connection with any of these issuances. These issuances was undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended ("Act"), by the fact that:

     - the sales were made to a sophisticated investors, as defined in Rule
       502;

     - the Registrant gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the Registrant possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

     - at a reasonable time prior to the sale of securities, the Registrant advised each purchaser of the limitations on resale in the manner contained in Rule 502(d)2;

     - neither the Registrant nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

     - the Registrant exercised reasonable care to assure that each purchaser of the securities is not an underwriter within the meaning of Section 2(11) of the Securities Act of 1933 in compliance with Rule 502(d).

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

99 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (see below).

                                EX-99

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                       CERTIFICATION PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                        (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Avery Sports Turf, Inc. ("Company") on Form 10-QSB for the quarter ended June 30, 2001 as filed with the Securities and Exchange Commission ("Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

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