Form 10QSB
period 2001-09-30
AVERY SPORTS TURF INC
filed 2003-08-05
CIK 1083638

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEET AS OF
              SEPTEMBER 30, 2001                                           3

              CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED
              SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000                    4

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR NINE MONTHS ENDED
              SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000                    5

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   6

     ITEM 2.  PLAN OF OPERATION                                            8

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                           13

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                   13

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             13

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         13

     ITEM 5.  OTHER INFORMATION                                           13

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            14

SIGNATURE                                                                 14

CERTIFICATION                                                             14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                           AVERY SPORTS TURF, INC.
                  (formerly In-Sports International, Inc.)
                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 2001
                                 (Unaudited)

                                    ASSETS

CURRENT ASSETS

Cash                                                                 $     43

PROPERTY AND EQUIPMENT - NET                                            8,158

SECURITY DEPOSIT                                                        4,627

MANUFACTURING AGREEMENT DEPOSIT                                       382,500

LOAN RECEIVABLE                                                        59,017

  TOTAL ASSETS                                                        454,345

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Bank overdraft                                                              -
Accounts payable                                                       68,913
Accrued expenses and other
  current liabilities                                                  36,184

  TOTAL CURRENT LIABILITIES                                           105,097

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

Common stock, par value $0.001
   authorized 50,000,000 shares, issued
   and outstanding 29,290,000 shares                                   29,290

Additional paid in capital                                          2,195,421

LESS:  Common stock subscriptions receivable
      ($505,859) net of $505,859 allowance
       for doubtful accounts                                                -

Deficit                                                            (1,875,463)

TOTAL SHAREHOLDERS' EQUITY                                            349,248

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          454,345

           See accompanying notes to consolidated financial statements

                              AVERY SPORTS TURF, INC.
                    (formerly In-Sports International, Inc.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                      Three Months       Three Months       Nine Months      Nine Months
                                         Ended              Ended              Ended            Ended
                                     Sept. 30, 2001      Sept. 30, 2000    Sept. 30, 2001   Sept. 30, 2000
REVENUES                                 $       -           $  7,306          $       -       $  21,918

COST OF REVENUES                                 -              6,349                  -          19,047

GROSS PROFIT                                     -                957                  -           2,871

SELLING, GENERAL AND ADMINISTRATIVE         60,868              1,500            239,004          83,262

LOSS FROM CONTINUING OPERATIONS            (60,868)              (543)          (239,004)        (80,391)

LOSS FROM DISCONTINUED OPERATIONS                -            (19,749)                 -        (125,643)

NET LOSS BEFORE INCOME TAXES               (60,868)           (20,292)          (239,004)       (206,034)

INCOME TAX                                       -                  -                  -               -

NET LOSS                                  $(60,868)          $(20,292)         $(239,004)      $(206,034)

LOSS PER COMMON SHARE, BASIC AND DILUTED:
CONTINUING OPERATIONS                       $(.002)            $(.001              $(.01)         $(.004)

DISCONTINUED OPERATIONS                     $(.000)            $(.000)            $(.000)         $(.006)

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                    28,640,000         22,500,000        24,996,484      21,411,111

              See accompanying notes to consolidated financial statements

                               AVERY SPORTS TURF, INC.
                      (formerly In-Sports International, Inc.)
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                 Nine Months     Nine Months
                                                   Ended            Ended
                                               Sept. 30, 2001   Sept, 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                        $(239,044)      $(206,034)
Adjustments to reconcile net loss to
   net cash used in operating activities:
Expenses paid with common stock                      56,400          20,000
Accrued expenses                                    187,448          38,463
Net cash used in operating activities                 4,804        (147,571)

CASH FLOWS FROM INVESTING ACTIVITIES
Inicrease in manufacturing agreement deposit        (25,000)       (100,000)
Net cash used in investing activities               (25,000)       (100,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock subscriptions collected                             -          70,323
Proceeds from issuance of common stock               25,000         150,000
Total cash provided by financing activities          25,000         220,323

NET INCREASE IN CASH                                  4,804         (27,248)

CASH AT BEGINNING OF PERIOD                          (4,761)         34,487

CASH AT END OF PERIOD                             $      43       $   7,239

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest                                                  -               -
Income taxes                                              -               -

Non-Monetary Transaction:
Expenses paid with common stock                      56,400               -

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

In connection with this agreement, the Company agreed to pay in advance $422,500 plus the assumption of a $70,000 liability to Avery GA. At September 30, 2001, the amount advanced was $382,500. Beginning December 2, 2002 the deposit ($492,500) will be amortized over four years (renegotiated to ten years) on a straight line basis.

NOTE 5. CONTINUED EXISTENCE

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company, since its inception, has incurred net losses of approximately $1,875,000 as of September 30, 2001, which raises substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon profitable operations and support from present shareholders.

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

Liquidity and Capital Resources.

     As of September 30, 2001, the Registrant had total current assets of $43 and total current liabilities of $105,097, resulting in a net working capital deficit of $105,054.

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

     The Registrant incurred a net loss of $1,261,489 for the fiscal year ended December 31, 1999, a net loss of $256,700 for the fiscal year ended December 31, 2000, and a net loss of $239,004 for the nine months ended September 30, 2001. The Registrant's current liabilities exceeded its current assets by $83,707 as of December 31, 1999, $200,200 as of December 31, 2000, and $105,054 as of September 30, 2001. At September 30, 2001, the Registrant had shareholders' equity of $349,248. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

99    Certification Pursuant to Section 906 of the Sarbanes-Oxley
      Act of 2002 (18 U.S.C. Section 1350) (see below).

                                EX-99

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                         CERTIFICATION PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                        (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Avery Sports Turf, Inc. ("Company") on Form 10-QSB for the quarter ended September 30, 2001 as filed with the Securities and Exchange Commission ("Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

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