Form 10QSB/A
period 2002-03-31
AVERY SPORTS TURF INC
filed 2003-08-05
CIK 1083638

U.S. SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549
                                       FORM 10-QSB/A

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

                                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF
              MARCH 31, 2002                                                3

              STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED
              MARCH 31, 2001 AND MARCH 31, 2002                             4

              STATEMENTS OF CASH FLOWS
              FOR THREE MONTHS ENDED
              MARCH 31, 2001 AND MARCH 31, 2002                             5

              NOTES TO FINANCIAL STATEMENTS                                 6

     ITEM 2.  PLAN OF OPERATION                                             8

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                            13

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                    13

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              14

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          14

     ITEM 5.  OTHER INFORMATION                                            14

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             14

SIGNATURE                                                                  15

CERTIFICATION                                                              15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                               AVERY SPORTS TURF, INC.
                       (formerly In-Sports International, Inc.)
                                   BALANCE SHEET
                                  MARCH 31, 2002
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS

Cash                                                             $     43

PROPERTY & EQUIPMENT, NET                                           8,021

DUE FROM PERMA GRASS CORPORATION                                   59,017

INVESTMENT                                                          2,000

MANUFACTURING AGREEMENT DEPOSIT                                   382,500

   TOTAL ASSETS                                                  $451,581

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                              $    29,970
Accrued expense and other current liabilities                     131,192

   TOTAL CURRENT LIABILITIES                                      161,162

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' EQUITY

Common Stock, par value $0.001
   authorized 50,000,000 shares,
   issued and outstanding 44,790,000                               44,790

Additional Paid-In Capital                                      2,336,921

LESS:  Common stock subscriptions receivable
      ($505,859) net of $505,859 allowance
       for doubtful accounts                                            -

Deficit                                                        (2,091,292)

TOTAL SHAREHOLDERS' EQUITY                                        290,419

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $   451,581


                    See accompanying notes to financial statements

                                 AVERY SPORTS TURF, INC.
                       (formerly In-Sports International, Inc.)
                                 STATEMENTS OF OPERATIONS
                                       (Unaudited)

                                                Three Months     Three Months
                                                    Ended           Ended
                                                March 31 2001    March 31 2002

REVENUES                                           $      -        $       -

COST OF REVENUES                                          -                -

GROSS PROFIT                                              -                -

SELLING, GENERAL AND ADMINISTRATIVE                       -          155,000

LOSS FROM OPERATIONS                                      -         (155,000)

NET LOSS                                           $      -        $(155,000)

LOSS PER COMMON SHARE, BASIC AND DILUTED              $(.00)          $(.005)

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                            22,500,000       31,184,444

                 See accompanying notes to financial statements


                               AVERY SPORTS TURF, INC.
                      (formerly In-Sports International, Inc.)
                               STATEMENTS OF CASH FLOWS
                                      (Unaudited)


                                                Three Months     Three Months
                                                    Ended            Ended
                                                March 31 2001    March 31 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                         $      -         $(155,000)
Adjustments to reconcile net loss to
   net cash used in operating activities:
Depreciation                                              -                 -
Stock for services                                        -           155,000
Changes in operating assets and liabilities:
Accounts receivable                                       -                 -
Accounts payable                                          -                 -
Accrued expenses                                          -                 -
Net cash used in operating activities                     -                 -

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on manufacturing agreement                       -                 -
Investment                                                -            (2,000)
Net cash used in investing activities                     -            (2,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock                           -             2,000
Net cash provided by financing Activities                 -             2,000

NET INCREASE IN CASH                                      -                 -

CASH AT BEGINNING OF PERIOD                          (4,761)               43

CASH AT END OF PERIOD                              $ (4,761)        $      43

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Stock for services                                 $      -         $ 155,000

CASH PAID
Interest                                           $      -         $       -
Income taxes                                       $      -         $       -

                 See accompanying notes to financial statements


                               AVERY SPORTS TURF, INC.
                        (formerly In-Sports International, Inc.)
                              NOTES TO FINANCIAL STATEMENTS
                                      (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the December 31, 2001 audited financial statements.

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

In connection with this agreement, the Company agreed to pay in advance $422,500 plus the assumption of a $70,000 liability to Avery GA. At March 31, 2002, the amount advanced was $382,500. Beginning December 2, 2002 the deposit ($492,500) will be amortized over four years (renegotiated to ten years) on a straight line basis.

NOTE 5. CONTINUED EXISTENCE

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company, since its inception, has incurred net losses of approximately $2,100,000 as of March 31, 2002, which raises substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon profitable operations and support from present shareholders.

NOTE 6. LITIGATION

A. The Company could possibly be exposed to litigation in connection with the issuance of stock subscriptions by previous management.
Current management believes litigation unlikely.

NOTE 7. SUBSEQUENT EVENTS

Subsequent to March 31, 2002 the following events took place:

A. In July 2002 the Company changed its name from In-Sports
International, Inc. to Avery Sports Turf, Inc. and increased its authorized stock from 50,000,000 to 500,000,000 shares.

B. On November 30, 2002 an employment agreement with the Company's then president was signed.

C. A Standard Manufacturing Agreement was signed December 2, 2002.
See Note 4.

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

Liquidity and Capital Resources.

     As of March 31, 2002, the Registrant had total current assets of $43 and total current liabilities of $161,162, resulting in a net working capital deficit of $161,119.

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

     The Registrant incurred a net loss of $256,700 for the fiscal year ended December 31, 2000, a net loss of $299,873 for the fiscal year ended December 31, 2001, and a net loss of $155,000 for the three months ended March 31, 2002. The Registrant's current liabilities exceeded its current assets by $200,200 as of December 31, 2000, $161,119 as of December 31, 2001, and $161,119 as of March 31, 2002.
At March 31, 2002, the Registrant had shareholders' equity of $290,419. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant made the following sales of unregistered
(restricted) securities during the quarter ended March 31, 2002:

(a) On March 20, 2002, the Registrant sold 500,000 shares of common stock to one individual for $20,000 ($0.04 per share).

(b)  On March 20, 2002, the Registrant issued a total of
7,000,000 shares of common stock to one of the past and one of the current directors of the company, George Avery and Richard Dunning, respectively, in lieu of salary. In addition, on this date, Registrant also issued a total of 8,650,000 shares of common stock to three individuals and one company for consulting work for the company. All these shares were valued at a total of $156,500 ($0.01 per share).

No commissions were paid in connection with any of these issuances. These issuances was undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended ("Act"), by the fact that:

     - the sales were made to sophisticated investors, as defined in Rule 502;

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

99    Certification Pursuant to Section 906 of the Sarbanes-Oxley
      Act of 2002 (18 U.S.C. Section 1350) (see below).

                                  EX-99
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                       CERTIFICATION PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                      (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Avery Sports Turf, Inc. ("Company") on Form 10-QSB for the quarter ended March 31, 2002 as filed with the Securities and Exchange Commission ("Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

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