Form 10QSB/A
period 2002-06-30
AVERY SPORTS TURF INC
filed 2003-08-05
CIK 1083638

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

                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF
              JUNE 30, 2002                                                 3

              STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED
              JUNE 30, 2001 AND JUNE 30, 2002                               4

              STATEMENTS OF CASH FLOWS
              FOR SIX MONTHS ENDED
              JUNE 30, 2001 AND JUNE 30, 2002                               5

              NOTES TO FINANCIAL STATEMENTS                                 6

     ITEM 2.  PLAN OF OPERATION                                             8

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                            13

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                    13

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              14

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          14

     ITEM 5.  OTHER INFORMATION                                            14

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             14

SIGNATURE                                                                  15

CERTIFICATION                                                              15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                            AVERY SPORTS TURF, INC.
                   (formerly In-Sports International, Inc.)
                                 BALANCE SHEET
                                 JUNE 30, 2002
                                  (Unaudited)

                                     ASSETS

CURRENT ASSETS

Cash                                                       $     43

PROPERTY & EQUIPMENT, NET                                     8,021

DUE FROM PERMA GRASS CORPORATION                             59,017

INVESTMENT                                                    2,000

MANUFACTURING AGREEMENT DEPOSIT                             402,500

   TOTAL ASSETS                                            $471,581

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                        $    29,970
Accrued expense and other current liabilities               131,192

   TOTAL CURRENT LIABILITIES                                161,162

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' EQUITY

Common Stock, par value $0.001
   authorized 50,000,000 shares,
   issued and outstanding 54,040,000                         54,040

Additional Paid-In Capital                                2,405,171

LESS:  Common stock subscriptions receivable
      ($505,859) net of $505,859 allowance
       for doubtful accounts                                      -

Deficit                                                  (2,148,792)

TOTAL SHAREHOLDERS' EQUITY                                  310,419

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $   471,581

             See accompanying notes to financial statements

                          AVERY SPORTS TURF, INC.
                  (formerly In-Sports International, Inc.)
                          STATEMENTS OF OPERATIONS
                                (Unaudited)


                                       Three Months       Three Months       Six Months        Six Months
                                           Ended              Ended             Ended            Ended
                                       June 30, 2001      June 30, 2002      June 30, 2001    June 30, 2002
REVENUES                                 $       -          $       -          $       -       $       -
COST OF REVENUES                                 -                  -                  -               -

GROSS PROFIT                                     -                  -                  -               -

SELLING, GENERAL AND ADMINISTRATIVE        178,136             57,500            178,136         212,500

LOSS FROM OPERATIONS                      (178,136)           (57,500)          (178,136)       (212,500)

NET LOSS                                 $(178,136)         $ (57,500)         $(178,136)      $(212,500)

LOSS PER COMMON SHARE, BASIC AND DILUTED    $(.008)            $(.001)            $(.008)         $(.005)

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                    23,701,304         47,654,286        23,144,530      39,636,133

                  See accompanying notes to financial statements

                                   AVERY SPORTS TURF, INC.
                          (formerly In-Sports International, Inc.)
                                   STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                 Six Months      Six Months
                                                    Ended           Ended
                                                 June 30, 2001   June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                        $(178,136)      $(212,500)
Adjustments to reconcile net loss to
   net cash used in operating activities:
Depreciation                                              -               -
Stock for services                                   56,400         212,500
Changes in operating assets and liabilities:
Accounts receivable                                       -               -
Accounts payable                                          -               -
Accrued expenses                                    126,540               -
Net cash used in operating activities                 4,804               -

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on manufacturing agreement                 (25,000)              -
Investment                                                -               -
Net cash used in investing activities               (25,000)              -

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock                      25,000          20,000
Net cash provided by financing Activities            25,000          20,000

NET INCREASE IN CASH                                  4,804               -

CASH AT BEGINNING OF PERIOD                          (4,761)             43

CASH AT END OF PERIOD                             $      43       $      43

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Stock for services                                $  56,400       $ 212,500

CASH PAID
Interest                                          $       -       $       -
Income taxes                                      $       -       $       -

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

In connection with this agreement, the Company agreed to pay in advance $422,500 plus the assumption of a $70,000 liability to Avery GA. At June 30, 2002, the amount advanced was $402,500. Beginning December 2, 2002 the deposit ($492,500) will be amortized over four years (renegotiated to ten years) on a straight line basis.

NOTE 5. CONTINUED EXISTENCE

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company, since its inception, has incurred net losses of approximately $2,150,000 as of June 30, 2002, which raises substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon profitable operations and support from present shareholders.

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

Liquidity and Capital Resources.

     As of June 30, 2002, the Registrant had total current assets of $43 and total current liabilities of $161,162, resulting in a net working capital deficit of $161,119.

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

     The Registrant incurred a net loss of $256,700 for the fiscal year ended December 31, 2000, a net loss of $299,873 for the fiscal year ended December 31, 2001, and a net loss of $212,500 for the six months ended June 30, 2002. The Registrant's current liabilities exceeded its current assets by $200,200 as of December 31, 2000, $161,119 as of December 31, 2001, and $161,119 as of June 30, 2002.
At June 30, 2002, the Registrant had shareholders' equity of $310,419. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant made the following sales of unregistered
(restricted) securities during the quarter ended June 30, 2002:

     On June 17, 2002, the Registrant issued a total of 7,250,000 shares of common stock to the one of the past and one of the current directors of the company, George Avery and Richard Dunning, respectively, in lieu of salary. On this date, Registrant also issued 2,000,000 shares of common stock to one individual for consulting work for the company. All these shares were valued at a total of $92,500 ($0.01 per share).

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

99    Certification Pursuant to Section 906 of the Sarbanes-Oxley
      Act of 2002 (18 U.S.C. Section 1350) (see below).

                                   EX-99
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                           (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Avery Sports Turf, Inc. ("Company") on Form 10-QSB for the quarter ended June 30, 2002 as filed with the Securities and Exchange Commission ("Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

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