Form 10QSB/A
period 2002-09-30
AVERY SPORTS TURF INC
filed 2003-08-05
CIK 1083638

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

     Transitional Small Business Disclosure Format (check one): Yes   No X.

                                   TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF
              SEPTEMBER 30, 2002                                            3

              STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED
              SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2002                     4

              STATEMENTS OF CASH FLOWS
              FOR NINE MONTHS ENDED
              SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2002                     5

              NOTES TO FINANCIAL STATEMENTS                                 6

     ITEM 2.  PLAN OF OPERATION                                             8

     ITEM 3.  CONTROLS AND PROCEDURES                                      13

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                            14

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                    14

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              14

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          15

     ITEM 5.  OTHER INFORMATION                                            15

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             15

SIGNATURE                                                                  16

CERTIFICATION                                                              16

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                            AVERY SPORTS TURF, INC.
                   (formerly In-Sports International, Inc.)
                                 BALANCE SHEET
                               SEPTEMBER 30, 2002
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

Common Stock, par value $0.001
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

            See accompanying notes to financial statements

                             AVERY SPORTS TURF, INC.
                    (formerly In-Sports International, Inc.)
                             STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                       Three Months       Three Months       Nine Months       Nine Months
                                           Ended              Ended             Ended           Ended
                                       Sept.30, 2001      Sept.30, 2002      Sept.30, 2001    Sept.30, 2002
REVENUES                                 $      -           $      -           $       -        $       -

COST OF REVENUES                                -                  -                   -                -

GROSS PROFIT                                    -                  -                   -                -

SELLING, GENERAL AND ADMINISTRATIVE        60,868            103,000             239,044          315,500

LOSS FROM OPERATIONS                      (60,868)           103,000            (239,004)        (315,500)

NET LOSS                                 $(60,868)         $(103,000)          $(239,004)        (315,500)

LOSS PER COMMON SHARE, BASIC AND DILUTED   $(.002)            $(.002)              $(.01)          $(.007)

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                  28,640,000         64,840,000         24,996,484        47,942,747


                       See accompanying notes to financial statements

                                    AVERY SPORTS TURF, INC.
                           (formerly In-Sports International, Inc.)
                                  STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                              Nine Months        Nine Months
                                                 Ended              Ended
                                            Sept. 30, 2001      Sept. 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                    $(239,044)          $(315,500)
Adjustments to reconcile net loss to
   net cash used in operating activities:
Depreciation                                          -                   -
Stock for services                               56,400             315,500
Changes in operating assets and liabilities:
Accounts receivable                                   -                   -
Accounts payable                                      -                   -
Accrued expenses                                187,448                   -
Net cash used in operating activities             4,804                   -

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on manufacturing agreement             (25,000)            (20,000)
Investment                                            -                   -
Net cash used in investing activities           (25,000)            (20,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock                  25,000              20,000
Net cash provided by financing Activities        25,000              20,000

NET INCREASE IN CASH                              4,804                   -

CASH AT BEGINNING OF PERIOD                      (4,761)                 43

CASH AT END OF PERIOD                         $      43           $      43

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Stock for services                            $  56,400           $ 315,500

CASH PAID
Interest                                      $       -           $       -
Income taxes                                  $       -           $       -

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

In connection with this agreement, the Company agreed to pay in advance $422,500 plus the assumption of a $70,000 liability to Avery GA. At September 30, 2002, the amount advanced was $402,500. Beginning December 2, 2002 the deposit ($492,500) will be amortized over four years (renegotiated to ten years) on a straight line basis.

NOTE 5. CONTINUED EXISTENCE

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company, since its inception, has incurred net losses of approximately $2,250,000 as of September 30, 2002, which raises substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon profitable operations and support from present shareholders.

NOTE 6. LITIGATION

A. The Company could possibly be exposed to litigation in connection with the issuance of stock subscriptions by previous management.
Current management believes litigation unlikely.

NOTE 7. SUBSEQUENT EVENTS

Subsequent to September 30, 2002 the following events took place:

A. On November 30, 2002 an employment agreement with the Company's then president was signed.

B. A Standard Manufacturing Agreement was signed December 2, 2002.
See Note 4.

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

Liquidity and Capital Resources.

     As of September 30, 2002, the Registrant had total current assets of $43 and total current liabilities of $161,162, resulting in a net working capital deficit of $161,119.

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

     The Registrant incurred a net loss of $256,700 for the fiscal year ended December 31, 2000, a net loss of $299,873 for the fiscal year ended December 31, 2001, and a net loss of $315,500 for the nine months ended September 30, 2002. The Registrant's current liabilities exceeded its current assets by $200,200 as of December 31, 2000, $161,119 as of December 31, 2001, and $161,119 as of September 30, 2002. At September 30, 2002, the Registrant had shareholders' equity of $310,419. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

ITEM 3.  CONTROLS AND PROCEDURES.

Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.

     Within the 90 days prior to the filing of this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's President. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

(b)  Changes in internal controls.

     There were no significant changes in the Registrant's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

Critical Accounting Policies.

     The Securities and Exchange Commission recently issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant made the following sales of unregistered
(restricted) securities during the quarter ended September 30, 2002:

(a)  On September 11, 2002, the Registrant issued a total of
3,000,000 shares of common stock to one of the past and one of the current directors of the company, Brent Paschal and Gary Borglund, respectively, in lieu of salary. On this date, Registrant also issued 7,300,000 shares of common stock to three individuals and two companies for consulting work for the company. All these shares were valued at a total of $103,000 ($0.01 per share).

(b)  On September 30, 2002, the Registrant issued a total of
500,000 shares of common stock to three individuals for consulting work for the company. These shares were valued at a total of $5,000 ($0.01 per share).

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

ITEM 5.  OTHER INFORMATION.

Subsequent Event.

     On May 14, 2003, the Registrant entered into an new Standard Manufacturing Agreement with George Avery and Avery Sports Turf, a private entity doing business in Rome, Georgia ("Avery Georgia") (as disclosed in an amended Form 8-K filed on May 29, 2003). This agreement replaces that Standard Manufacturing Agreement entered into between the parties on December 2, 2002 (after the resignation in January 2003 by Mr. Avery, it became necessary to negotiate a longer term contract for production of the 55 oz Polylon product. In this new agreement, the Registrant will not pay Avery Georgia a $70,000 additional payment (as required under the old agreement). Avery Georgia will design and manufacture all-weather synthetic playing surfaces that the Registrant believes combine the finest safety and durability features in the industry and the Registrant will distribute them.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

     The Registrant filed the following reports on Form 8-K during the third quarter of the fiscal year covered by this Form 10-QSB:

(a) A Form 8-K filed on July 30, 2002 to report the change in the name of the Registrant to "Avery Sports Turf, Inc." and an increase in the authorized number of common shares to 500,000,000.

(b) A Form 8-K filed on August 19, 2002 to report the dismissal of the former independent accounts for the Registrant, Feldman
Sherb & Co., P.C., and the appointment of George Brenner, CPA as the new independent accountant for the company.

(c) An amended Form 8-K filed on August 29, 2002 to report the letter on change in accountant signed by the former accountant for the Registrant.

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

3.4 Certificate of Amendment to the Articles of Incorporation, dated July 22, 2002 (see below).

3.5 Bylaws (incorporated by reference to Exhibit 3.3 of the Form 10-SB filed on February 10, 2000).

10    Assignment of Name and Release of Employee, dated February
      2, 1999 (incorporated by reference to Exhibit 10.2 of the Form 10-SB filed on February 10, 2000).

99    Certification Pursuant to Section 906 of the Sarbanes-Oxley
      Act of 2002 (18 U.S.C. Section 1350) (see below).