Form 10QSB
period 2003-03-31
AVERY SPORTS TURF INC
filed 2003-08-14
CIK 1083638

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                                   TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF
              MARCH 31, 2003                                                3

              STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED
              MARCH 31, 2002 AND MARCH 31, 2003                             4

              STATEMENTS OF CASH FLOWS
              FOR THREE MONTHS ENDED
              MARCH 31, 2002 AND MARCH 31, 2003                             5

              NOTES TO FINANCIAL STATEMENTS                                 6

     ITEM 2.  PLAN OF OPERATION                                             8

     ITEM 3.  CONTROLS AND PROCEDURES                                      13

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                            14

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                    14

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              14

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          14

     ITEM 5.  OTHER INFORMATION                                            15

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             15

SIGNATURE                                                                  16

CERTIFICATION                                                              16

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                               AVERY SPORTS TURF, INC.
                                    BALANCE SHEET
                                    MARCH 31, 2003
                                      (Unaudited)

                                        ASSETS

Current Assets
  Cash                                                          $         -
  Accounts receivable                                                29,745
  Inventory                                                           2,555
   Total current assets                                              32,300

Manufacturing Agreement Deposit                                     407,500

   Total Assets                                                     439,800

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Bank overdraft                                                     18,702
  Accounts payable                                                   29,970
  Accrued expense                                                    64,111
  Related party payable                                              19,200
   Total Current Liabilities                                        131,983

Commitments & Contingencies
Shareholders' Equity
  Common stock, par value $0.001
   authorized 500,000,000 shares,
   issued and outstanding 64,586,665                                 64,587
Additional paid-in capital                                        2,634,557
Less: subscriptions receivable $505,859
   Net of $505,859 allowance - doubtful accounts                          -
Deficit                                                          (2,391,327)
  Total Shareholders' Equity                                        307,817

       Total Liabilities and Shareholders' Equity                   439,800

                     See accompanying notes to financial statements

                                AVERY SPORTS TURF, INC.
                        (formerly In-Sports International, Inc.)
                                STATEMENTS OF OPERATIONS
                                       (Unaudited)

                                        Three Months           Three Months
                                            Ended                   Ended
                                       March 31, 2002         March 31, 2003

Net Sales                              $            -        $        29,745

Cost of Goods Sold                                  -                 27,715

Gross Profit                                        -                  2,030

Selling, General and  Administrative          155,000                  8,997

Miscellaneous Income                                -                (11,100)

Income (Loss) From Operations                (155,000)                 4,133

Income Tax                                          -                      -

Net Income (Loss)                            (155,000)                 4,133

Loss Per Common Share
   Basic and Diluted                           (0.005)                (0.000)

Weighted Average
Number of Common
   Shares Outstanding                      31,184,444             70,136,665

                See accompanying notes to financial statements

                                AVERY SPORTS TURF, INC.
                               STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                          Three Months           Three Months
                                              Ended                   Ended
                                         March 31, 2002         March 31, 2003

Cash Flows From Operating Activities:
  Net income (loss)                      $   (155,000)          $     4,133
  Adjustments to reconcile net loss to
   net cash used in operating activities:
  Depreciation                                      -                     -
  Stock for services - returned               155,000               (11,100)
  Changes in operating assets and liabilities:
  Inventory                                         -                (2,555)
  Accounts receivable                               -               (29,745)
  Accounts payable                                  -                     -
  Related party payable                             -                19,200
  Bank overdraft                                    -                18,702
  Accrued expenses                                  -                     -
   Net Cash Used in Operating Activities            -                (1,365)

Cash Flows From Investing Activities:
  Payments On Manufacturing Agreement               -                     -
  Investment                                   (2,000)                    -
   Net Cash Used In Investing Activities       (2,000)                    -

Cash Flows From Financing Activities:
  Proceeds From Issuance Of Stock               2,000                     -
   Net Cash Provided By Financing Activities    2,000                     -

Net Decrease In Cash                                -                (1,365)
Cash at Beginning of Period                         -                 1,365
Cash at End of Period                              43                     -

Supplemental Disclosure of
   Cash Flow Information:
  Stock for services                          155,000                     -
  Stock returned - 11,100,000 common shares
   @ $0.001 Par Value                               -              ( 11,100)

Cash Paid:
  Interest                                          -                     -
  Income taxes                                      -                     -

                 See accompanying notes to financial statements

                            AVERY SPORTS TURF, INC.
                    (formerly In-Sports International, Inc.)
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the December 31, 2002 audited financial statements.

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

In connection with this agreement, the Company agreed to pay in advance $422,500 plus the assumption of a $70,000 liability to Avery GA. At March 31, 2003, the amount advanced was $407,500. Beginning December 2, 2002 the deposit ($492,500) will be amortized over four years (renegotiated to ten years) on a straight-line basis.

NOTE 5.  CONTINUED EXISTENCE

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company, since its inception, has incurred net losses of approximately $2,391,327 as of March 31, 2003, which raises substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon profitable operations and support from present shareholders.

NOTE 6. LITIGATION

The Company could possibly be exposed to litigation in connection with the issuance of stock subscriptions by previous management. Current management believes litigation unlikely.

ITEM 2.  PLAN OF OPERATION.

Item 303 of Regulation S-B provides that small business issuers that have not had revenues from operations in each of the last two fiscal years, or the last fiscal year and any interim period in the current fiscal year for which financial statements are furnished in the disclosure document, shall provide the information regarding a plan of operation. The Registrant had revenue from operations for the fiscal year ended December 31, 2002 in the amount of $20,900.
Although the Registrant did have revenue from operations in the quarter ended March 31, 2003 in the amount of $29,745, the Registrant has chosen to set forth a plan of operation in this Form 10-QSB, instead of a management's discussion and analysis of financial condition and results of operations, because of the size of these revenue figures.

The following plan of operation should be read in conjunction with the financial statements and accompanying notes included in this Form 10-QSB.

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

Accounts Receivable.

     At March 31, 2003, the Registrant had accounts receivable outstanding of $29,745 due from a related party (common directors). There is no direct ownership between the Registrant and the related party.

Liquidity and Capital Resources.

     As of March 31, 2003, the Registrant had total current assets of $32,300 and total current liabilities of $131,983, resulting in a net working capital deficit of $99,683.

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

     The Registrant incurred a net loss of $299,873 for the fiscal year ended December 31, 2001, a net loss of $459,167 for the fiscal year ended December 31, 2002, and net income of $4,133 for the three months ended March 31, 2003 (this latter figure was due primarily to one time miscellaneous income of $11,100 during the period). The Registrant's current liabilities exceeded its current assets by $161,119 as of December 31, 2001, $92,715 as of December 31, 2002, and
$99,683 as of March 31, 2003. At March 31, 2003, the Registrant had shareholders' equity of $307,817. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

     Within the 90 days prior to the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's President. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant did not make any sales of unregistered (restricted) securities during the quarter ended March 31, 2003. However, effective February 14, 2003 three shareholders returned an aggregate of 11,100,000 shares of common stock to the Registrant. The shares were cancelled and treated as miscellaneous income totaling $11,100.

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

Reports on Form 8-K.

     The Registrant filed the following report on Form 8-K during the first quarter of the fiscal year covered by this Form 10-QSB: A Form 8-K was filed on February 19, 2003 to report the resignation of two of the directors of the Registrant (this Form 8-K was subsequently amended by a Form 8-K/A filed on May 29, 2003).

                                SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Avery Sports Turf, Inc.


Dated: August 12, 2003                 By: /s/ Gary Borglund
                                       Gary Borglund, President

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

Dated: August 12, 2003                 /s/ Gary Borglund
                                       Gary Borglund, President

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

3.4 Certificate of Amendment to the Articles of Incorporation, dated July 22, 2002 (incorporated by reference to Exhibit
      3.4 of the amended Form 10-QSB for the quarter ended
      September 30, 2002, filed on August 5, 2003).

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

99    Certification Pursuant to Section 906 of the Sarbanes-Oxley
      Act of 2002 (18 U.S.C. Section 1350) (see below).

                                 EX-99
 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                       CERTIFICATION PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                       (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Avery Sports Turf, Inc. ("Company") on Form 10-QSB for the quarter ended March 31, 2003 as filed with the Securities and Exchange Commission ("Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

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


Dated: August 12, 2003                 /s/  Gary Borglund
                                       Gary Borglund, President