Form 10QSB
period 2003-06-30
AVERY SPORTS TURF INC
filed 2003-08-14
CIK 1083638

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes     X       No            .

     As of July 1, 2003, the Registrant had 72,627,165 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No X .

                                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF
              JUNE 30, 2003                                                3

              STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED
              JUNE 30, 2002 AND JUNE 30, 2003                              4

              STATEMENTS OF CASH FLOWS
              FOR SIX MONTHS ENDED
              JUNE 30, 2002 AND JUNE 30, 2003                              5

              NOTES TO FINANCIAL STATEMENTS                                6

     ITEM 2.  PLAN OF OPERATION                                            8

     ITEM 3.  CONTROLS AND PROCEDURES                                     13

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                           14

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                   14

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             15

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         15

     ITEM 5.  OTHER INFORMATION                                           15

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            15

SIGNATURE                                                                 16

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                           AVERY SPORTS TURF, INC.
                                BALANCE SHEET
                                JUNE 30, 2003
                                 (Unaudited)

                                    ASSETS
Current Assets
  Cash                                                           $        -
  Related parties receivable                                         23,272
  Accounts receivable - related party                                54,745
  Inventory                                                           2,105
  Prepaid                                                             7,400
   Total Current Assets                                              87,522

Manufacturing Agreement Deposit                                     407,500

   Total Assets                                                     495,022

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Bank overdraft                                                        201
Notes payable                                                        16,500
Accounts payable                                                     29,147
Accrued expense and other current liabilities                        44,111
   Total Current Liabilities                                         89,959

Commitments & Contingencies
Shareholders' Equity
  Common stock, par value $0.001
   Authorized 500,000,000 shares,
   issued and outstanding 74,627,165                                 74,628
Additional paid-in capital                                        2,814,632
Less: subscriptions receivable $515,859
   Net of $505,859 allowance - doubtful accounts                    (10,000)
Deficit                                                          (2,474,197)
  Total Shareholders' Equity                                        405,063

   Total Liabilities and Shareholders' Equity                       495,022

                 See accompanying notes to financial statements

                              AVERY SPORTS TURF, INC.
                     (formerly In-Sports International, Inc.)
                             STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                           Three Months     Three Months     Six Months      Six Months
                                               Ended            Ended          Ended            Ended
                                           June 30, 2002    June 30, 2003   June 30, 2002   June 30, 2003
Net Sales                                  $          -     $      71,357   $         -    $     101,102
Cost of Goods Sold                                    -            57,752             -           85,467
Gross Profit                                          -            13,605             -           15,635
Selling, General and
   Administrative                                57,500            96,476       212,000           94,373
Loss From Operations                            (57,500)          (82,871)     (212,000)         (78,738)
Income Tax Provision                                  -                 -             -                -
Net Loss                                        (57,500)          (82,871)     (212,000)         (78,738)
Loss Per Common Share
   Basic and Diluted                             (0.001)           (0.001)       (0.005)          (0.001)
Weighted Average
Number of Common
   Shares Outstanding                        47,654,286        70,136,665     39,636,133      74,015,047

                       See accompanying notes to financial statements

                                       AVERY SPORTS TURF, INC.
                              (formerly In-Sports International, Inc.)
                                       STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                                   Six Months          Six Months
                                                                      Ended              Ended
                                                                  June 30, 2002       June 30, 2003
Cash Flows From Operating Activities
  Net (Loss)                                                      $   (212,000)       $  (78,738)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
  Depreciation                                                               -                 -
  Stock for services                                                   212,000            56,516
  Changes in operating assets and liabilities:
  Inventory                                                                  -            (2,105)
  Notes receivable - inter-company                                           -           (23,272)
  Account receivable - inter-company                                         -           (54,745)
  Prepaids                                                                   -            (7,400)
  Note payable                                                               -            16,500
  Accounts payable                                                           -              (823)
  Bank overdraft                                                             -               201
   Net Cash Used In Operating Activities                                     -           (93,866)

Cash Flows Used In Investing Activities
  Payments on manufacturing agreement                                        -                 -
  Net Cash Used In Investing Activities                                      -                 -

Cash Flows From Financing Activities
  Proceeds from issuance of stock                                            -            92,500
  Net cash provided by financing activities                                  -            92,500

Net Increase (Decrease) In Cash                                              -            (1,366)
Cash At Beginning Of Period                                                 43             1,366
Cash At End Of Period                                                       43                 0

Supplemental Disclosure of Cash Flow Information:
  Stock for services                                                   212,000            67,616
  Stock returned - 11,100,000 common shares
   @ $0.001 Par Value                                                        -           (11,100)
                                                                       212,000            56,516
Cash Paid:
  Interest                                                                   -                 -
  Income taxes                                                               -                 -

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

Perma was "spun off" January 10, 2001.

NOTE 4.  STANDARD MANUFACTURING AGREEMENT

On May 14, 2003, the Company entered into an new Standard Manufacturing Agreement with George Avery and Avery Sports Turf, a private entity doing business in Rome, Georgia ("Avery GA"). This agreement replaces that Standard Manufacturing Agreement entered into between the parties on December 2, 2002 (after the resignation in January 2003 by Mr. Avery, it became necessary to negotiate a longer term contract for production of the product covered by this agreement). In this new agreement, the Registrant will not pay Avery Georgia a $70,000 additional payment (as required under the old agreement). Avery Georgia will design and manufacture all-weather synthetic playing surfaces that the Registrant believes combine the finest safety and durability features in the industry and the Registrant will distribute them.

In connection with this agreement, the Company agreed to pay in advance $422,500. At June 30, 2003, the amount advanced was $407,500. Beginning December 2, 2002 the deposit will be amortized over ten years on a straight-line basis.

NOTE 5.  CONTINUED EXISTENCE

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company, since its inception, has incurred net losses of approximately $2,474,197 as of June 30, 2003, which raises substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon profitable operations and support from present shareholders.

NOTE 6. LITIGATION

The Company could possibly be exposed to litigation in connection with the issuance of stock subscriptions by previous management. Current management believes litigation unlikely

ITEM 2.  PLAN OF OPERATION.

Item 303 of Regulation S-B provides that small business issuers that have not had revenues from operations in each of the last two fiscal years, or the last fiscal year and any interim period in the current fiscal year for which financial statements are furnished in the disclosure document, shall provide the information regarding a plan of operation. The Registrant had revenue from operations for the fiscal year ended December 31, 2002 in the amount of $20,900.
Although the Registrant did have revenue from operations in the six months ended June 30, 2003 in the amount of $101,102, the Registrant has chosen to set forth a plan of operation in this Form 10-QSB, instead of a management's discussion and analysis of financial condition and results of operations, because of the size of these revenue figures.

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

Accounts Receivable.

     At June 30, 2003, the Registrant had accounts receivable outstanding of $54,745 due from a related party (common directors). There is no direct ownership between the Registrant and the related party.

Liquidity and Capital Resources.

     As of June 30, 2003, the Registrant had total current assets of $87,522 and total current liabilities of $89,959, resulting in a net working capital deficit of $2,437.

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

     The Registrant incurred a net loss of $299,873 for the fiscal year ended December 31, 2001, a net loss of $459,167 for the fiscal year ended December 31, 2002, and a net loss of $78,738 for the six months ended June 30, 2003. The Registrant's current liabilities exceeded its current assets by $161,119 as of December 31, 2001, $92,715 as of December 31, 2002, and $2,437 as of June 30, 2003. At
June 30, 2003, the Registrant had shareholders' equity of $405,063. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant made the following sales of unregistered
(restricted) securities during the quarter ended June 30, 2003:

(a) From May 6, 2003 through June 27, 2003, the Registrant issued a total of 3,115,500 shares of common stock to a total of ten individuals for consulting services to be rendered to the company. These shares were valued at a total of $62,310 ($0.02 per share).

(b) From April 14, 2003 through June 27, 2003, the Registrant sold a total of 5,925,000 shares of common stock to 9 individuals. These shares were sold for a total consideration of $103,500 (at pricings ranging from $0.01 to $0.025 per share).

(c) On June 27, 2003, the Registrant issued a total of 1,000,000 shares of common stock to one firm for an account payable in the amount of $20,000 ($0.02 per share).

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

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

     The Registrant filed the following reports on Form 8-K during the second quarter of the fiscal year covered by this Form 10-QSB:

(a) A Form 8-K filed on April 28, 2003 to disclose the new address and telephone number for the Registrant.

(b) An amended Form 8-K filed on May 29, 2003 to amend the previous disclosure regarding the resignation of two directors of the Registrant.

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

3.4 Certificate of Amendment to the Articles of Incorporation, dated July 22, 2002 (incorporated by reference to Exhibit
      3.4 of the Form 10-QSB for the quarter ended September 30, 2002, filed on August 5, 2003).

3.5 Bylaws (incorporated by reference to Exhibit 3.3 of the Form 10-SB filed on February 10, 2000).

10    Assignment of Name and Release of Employee, dated February
      2, 1999 (incorporated by reference to Exhibit 10.2 of the Form 10-SB filed on February 10, 2000).

31    Rule 13a-14(a)/15d-14(a) Certification (see below).

32    Section 1350 Certification (see below).