Form 10QSB
period 2003-09-30
AVERY SPORTS TURF INC
filed 2003-11-13
CIK 1083638

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     As of September 30, 2003, the Registrant had 102,027,165 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No  X .

                                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF
              SEPTEMBER 30, 2003                                            3

              STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED
              SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2003                     4

              STATEMENTS OF CASH FLOWS
              FOR NINE MONTHS ENDED
              SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2003                     5

              NOTES TO FINANCIAL STATEMENTS                                 6

     ITEM 2.  PLAN OF OPERATION                                             8

     ITEM 3.  CONTROLS AND PROCEDURES                                      13

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                            14

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                    14

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              15

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          15

     ITEM 5.  OTHER INFORMATION                                            15

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             15

SIGNATURE                                                                  15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                              AVERY SPORTS TURF, INC.
                                   BALANCE SHEET
                                 SEPTEMBER 30, 2003
                                     (Unaudited)

ASSETS

Current Assets
     Cash                                                     $        4,239
     Related parties receivable                                       23,260
     Accounts receivable, trade                                       41,825
     Inventory                                                             0
     Loan                                                             16,420
   Total Current Assets                                               85,744

Manufacturing License, net                                           376,937
Purchase Deposit                                                       5,000
  Total Assets                                                       467,681

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Notes payable                                                    16,500
     Accounts payable                                                 46,747
     Accrued expense and other current liabilities                    44,111
  Total Current Liabilities                                          107,358

Convertible Debentures                                                10,000
   Total Liabilities                                                 117,358

Commitments & Contingencies

Shareholders' Equity
 Common stock, par value $0.001
   Authorized 500,000 shares,
      issued and outstanding 102,027,165                             102,028
Additional paid in capital                                         3,020,333
Less:  subscriptions receivable                                      515,859
Net of $505,859 allowance - doubtful accounts                        (10,000)
Deficit                                                           (2,762,038)
   Total Shareholders' Equity                                        350,323

Total Liabilities and Shareholders' Equity                           467,681

                  See accompanying notes to financial statements

                             AVERY SPORTS TURF, INC.
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                        Three Months Ended                    Nine Months Ended
                               Sept. 30, 2003      Sept. 30, 2002      Sept. 30, 2003     Sept. 30, 2002
Net Sales                     $     17,325         $          0        $    118,427       $           0

Cost of Goods Sold                  14,175                    0              99,642                   0

Gross Profit                         3,150                    0              18,785                   0

Selling, General and
   Administrative                  257,667                    0             354,801             315,500

Amortization Expense                30,563                    0              30,563                   0

Loss From Operations              (285,080)                   0            (366,579)           (315,500)

Tax on Income                            0                    0                   0                   0

Net Loss                          (285,080)                   0            (366,579)           (315,500)

Loss Per Common Share
   Basic and Diluted                (0.003)                   0              (0.004)             (0.007)

Weighted Average
Number of Common
   Shares Outstanding           85,616,295           64,840,000          77,924,625           47,942,747



                See accompanying notes to financial statements


                              AVERY SPORTS TURF, INC.
                              STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                      Nine Months Ended
                                              Sept. 30, 2003    Sept. 30, 2002
Cash Flows From Operating Activities:
     Net (Loss)                                  $(366,579)        $(315,500)
     Adjustments to reconcile net loss to
        net cash used in operating activities:
          Depreciation and amortization             30,563                 0
          Stock for services                        66,516           315,500
     Changes in operating assets and liabilities:
          Notes payable	                            16,500                 0
         Accounts receivable                       (41,825)                0
         Accounts payable                           16,777                 0
         Related party                             (23,260)                0
         Accrued expenses                          (20,000)                0
         Prepaid expenses                          (16,420)                0
   Net cash used in operating activities          (337,728)                0

Cash Flows From Investing Activities
     Payments on manufacturing agreement                 -           (20,000)
     Deposit on building                            (5,000)                0
   Net cash used in investing activities            (5,000)          (20,000)

Cash Flows From Financing Activities
     Convertible debt                               10,000                 0
     Proceeds from issuance of stock               335,601            20,000
   Net cash provided by financing
      Activities                                   345,601            20,000

Net Increase in Cash                                 2,873                 -

Cash at Beginning of Period                          1,366                43

Cash at End of Period                                4,239                43

Supplemental Disclosure of
     Cash Flow Information:
            Stock for services                      66,516           315,500

Cash Paid
  Interest                                               -                 -
  Income taxes                                           -                 -

                 See accompanying notes to financial statements

                              AVERY SPORTS TURF, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of Avery Sports Turf, Inc., formerly In-Sports International, Inc. ("Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the December 31, 2002 audited financial statements.

NOTE 2.  HISTORY

The Company was created as a result of a reverse acquisition with Perma Grass Corporation ("Perma"), is engaged in developing a business of distributing and installing artificial grass surfaces for commercial, athletic, residential and child care applications
(sometimes known as "artificial turf").

The Company was incorporated on March 10, 1994 in the State of Delaware as Beta Acquisition Corp. On September 7, 1995, the Company changed its name to In-Sports International, Inc. On July 22, 2002, the name was changed to Avery Sports Turf, Inc.

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

Perma was "spun off" on January 10, 2001.

NOTE 4.  STANDARD MANUFACTURING AGREEMENT

On May 14, 2003, the Company entered into a new Standard Manufacturing Agreement with George Avery and Avery Sports Turf, a private entity doing business in Rome, Georgia ("Avery GA"). This agreement replaces that Standard Manufacturing Agreement entered into between the parties on December 2, 2002 (after the resignation in January 2003 by Mr.
Avery, it became necessary to negotiate a longer term contract for production of the product covered by this agreement). In this new agreement, the Registrant will not pay Avery Georgia a $70,000 additional payment (as required under the old agreement). Avery
Georgia will design and manufacture all-weather synthetic playing surfaces that the Registrant believes combine the finest safety and durability features in the industry and the Registrant will distribute them.

In connection with this agreement, the Company agreed to pay in advance $422,500. At September 30, 2003, the amount advanced was $407,500. Beginning December 2, 2002 the deposit will be amortized over ten years on a straight-line basis.

The Company is in the process of acquiring the manufacturing facility of Avery GA. To that end $5,000 and $25,000 deposits were made in September and October 2003, respectively. See Note 7 "Letter of
Intent."

NOTE 5.  CONTINUED EXISTENCE

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company, since its inception, has incurred a deficit of approximately $2,762,000 as of September 30, 2003; also, its has a negative cash flows from operations of approximately $338,000 as of September 30, 2003. Both of these raise substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon profitable operations and support from present shareholders.

NOTE 6.  LITIGATION

As set forth in the 2002 Form 10-KSB Financial Statements, Note 7
"Commitments and Contingencies", the Company could possibly be exposed to litigation in connection with the issuance of stock subscriptions by previous management. Current management believes litigation unlikely, but there can be no assurances that there will not be litigation.

NOTE 7.  LETTER OF INTENT

On September 7, 2003 the Registrant signed a letter of Intent with George and Jural Avery to purchase the building and assets used to manufacture artificial turf. The purchase price of the building and equipment is $600,000 with $30,000 payable on signing of the Letter of Intent, $255,000 on or before the closing of a first mortgage, and the balance in three equal installments on the first, second and third anniversary of the agreement. It is anticipated the transaction will be completed during the fourth quarter of 2003.

NOTE 8.  RELATED PARTY TRANSACTIONS

The Company had an account receivable from a related party, which shares two of the same directors with the Registrant, in the amount of $65,089 at September 30, 2003. This amount consisted of $41,825 for products shipped by the Company to the related party and $23,260 advanced by the Company to the related party. On October 8, 2003, the Company was repaid $19,445 of the funds advanced to the related party.

ITEM 2.  PLAN OF OPERATION.

     Item 303 of Regulation S-B provides that small business issuers that have not had revenues from operations in each of the last two fiscal years, or the last fiscal year and any interim period in the current fiscal year for which financial statements are furnished in the disclosure document, shall provide the information regarding a plan of operation. The Registrant had revenue from operations for the fiscal year ended December 31, 2002 in the amount of $20,900, all of this revenue occurred in the fourth quarter. Although the Registrant did have revenue from operations in the nine months ended September 30, 2003 in the amount of $118,427, the Registrant has chosen to set forth a plan of operation in this Form 10-QSB, instead of a management's discussion and analysis of financial condition and results of operations. This is due to the size of these revenue figures and the fact that there was no revenue in the corresponding periods in the fiscal year ended December 31, 2002.

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

Receivable.

     At September 30, 2003, the Registrant had an account receivable from a related party, which shares two of the same directors with the Registrant, in the amount of $65,089. This amount consisted of $41,825 for products shipped by the Registrant to the related party and $23,260 advanced by the Registrant to the related party. On October 8, 2003, the Registrant was repaid $19,445 of the funds advanced to the related party.

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

     The Registrant incurred a net loss of $299,873 for the fiscal year ended December 31, 2001, a net loss of $459,167 for the fiscal year ended December 31, 2002, and a net loss of $366,579 for the nine months ended September 30, 2003. The Registrant's current liabilities exceeded its current assets by $161,119 as of December 31, 2001, $92,715 as of December 31, 2002, and $21,614 as of September 30, 2003.
At September 30, 2003, the Registrant had shareholders' equity of $350,323. All these figures raise substantial doubt about the Registrant's ability to continue as a going concern.

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

(f) Control by Officers and Directors Over Affairs of the Registrant May Override Wishes of Other Stockholders.

     The Registrant's current officers and directors beneficially own approximately 11% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Investors will only have rights associated with stockholders to make decisions that affect the Registrant. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Registrant.

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

(l) No Assurance of Continued Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Registrant's Stock.

     There has been only a limited public market for the common stock of the Registrant. The common stock of the Registrant is traded on the Pink Sheets. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated
therewith.   The regulations governing low-priced or penny stocks
sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant made the following sales of unregistered
(restricted) securities during the quarter ended September 30, 2003:

     On September 26, 2003, the Registrant sold 1,000,000 shares of common stock for cash in the amount of $10,000 ($0.01 per share).

     No commissions were paid in connection with this sale. This sale was undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended ("Act"), by the fact that:

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

                                       Avery Sports Turf, Inc.


Dated: November 12, 2003               By: /s/ Gary Borglund
                                       Gary Borglund, President

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

3.5 Bylaws (incorporated by reference to Exhibit 3.3 of the Form 10-SB filed on February 10, 2000).

4.1 Non-Employee Directors and Consultants Retainer Stock Plan, dated August 5, 2003 (incorporated by reference to Exhibit
      4.1 of the Form S-8 filed on August 20, 2003).

4.2 Stock Incentive Plan, dated August 5, 2003 (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on August 20, 2003).

10    Assignment of Name and Release of Employee, dated February
      2, 1999 (incorporated by reference to Exhibit 10.2 of the Form 10-SB filed on February 10, 2000).

31    Rule 13a-14(a)/15d-14(a) Certification (see below).

32    Section 1350 Certification (see below).