Form 10KSB
period 2003-12-31
AVERY SPORTS TURF INC
filed 2004-04-16
CIK 1083638

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                       COMMISSION FILE NUMBER: 0-29447

                           AVERY SPORTS TURF, INC.
            (Exact name of registrant as specified in its charter)

                 Delaware                                   52-2171803
(State or jurisdiction of incorporation                    (I.R.S. Employer
               or organization)                          Identification No.)

    2535 Pilot Knob Road, Suite 118, Mendota Heights, Minnesota         55120
         (Address of principal executive offices)                    (Zip Code)

                  Registrant's telephone number:  (651) 452-1606

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

     The Registrant had revenues of $118,428 for the fiscal year ended on December 31, 2003. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 29, 2004:
$509,909. As of March 29, 2004, the Registrant had 131,477,165 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No  X   .

                                  TABLE OF CONTENTS

PART I                                                                   PAGE

     ITEM 1.  DESCRIPTION OF BUSINESS                                       3

     ITEM 2.  DESCRIPTION OF PROPERTY                                       7

     ITEM 3.  LEGAL PROCEEDINGS                                             7

     ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS             7

PART II

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS                               8

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                10

    ITEM 7.  FINANCIAL STATEMENTS                                          16

    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE                        16

    ITEM 8A. CONTROLS AND PROCEDURES                                       17

PART III

    ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
             AND CONTROL PERSONS; COMPLIANCE WITH
             SECTION 16(A) OF THE EXCHANGE ACT                             18

    ITEM 10. EXECUTIVE COMPENSATION                                        19

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT, AND RELATED
             STOCKHOLDER MATTERS                                           21

    ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                23

    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                              25

    ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                        25

SIGNATURES                                                                 26

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.

     Avery Sports Turf, Inc., a Delaware corporation (formerly known as In-Sports International, Inc.) ("Registrant") was incorporated in Delaware on March 10, 1994, as Beta Acquisition Corp. In September 1995, the Registrant changed its name to In-Sports International, Inc. and in August 2002, changed its name from In-Sports International, Inc. to Avery Sports Turf, Inc.

     The Registrant's predecessor began operations on January 27, 1998, in the athletic surfacing industry as a distributor for Playfield International, Inc., which the Registrant believes is one of the larger manufacturers of artificial turf.

     In December 1998, the Registrant acquired The Perma Grass
Corporation ("PGC") as a wholly owned subsidiary in a reverse acquisition transaction in which the stockholders of PGC were issued 9,000,000 shares of the Registrant's common stock and became the controlling stockholders of the Registrant. PGC installs artificial turf in residential settings and childcare centers; PGC focuses on smaller scale applications. On July 17, 2000, the Registrant spun off PGC.

     In February 1999, the Registrant purchased the name "Ed-Car Construction" ("Ed-Car") from an existing entity in exchange for 250,000 shares of the Registrant's common stock, with a view to using the name "Ed-Car Construction" for the Registrant's athletic field construction activities, marketed to high schools, colleges and municipalities.

     On December 2, 2002, the Registrant entered into an exclusive manufacturing agreement ("Output Agreement") with George Avery (former president and director of the Registrant) and Avery Sports Turf, Inc. ("Avery Georgia"), a private entity doing business in Rome, Georgia. The Output Agreement contemplated that Avery Georgia would design and manufacture, for distribution by the Registrant, all-weather synthetic playing surfaces that combine the finest safety and durability features in the industry and the Registrant would distribute them. The Registrant entered into a superseding manufacturing agreement ("Second Output Agreement") with Mr. Avery and Avery Georgia, dated May 14, 2003 (see Exhibit 10.1 to this Form 10-KSB). The Second Output Agreement replaced the Output Agreement, and was necessitated by the resignation in January of 2003, of Mr. Avery from the Registrant's board of directors, and by the Registrant's need for a longer term manufacturing agreement with Avery Georgia. Pursuant to the Second Output Agreement, the Registrant was no longer required to pay Avery Georgia a $70,000 additional payment (as required under the Output Agreement). Upon the Registrant's subsequent purchase of the manufacturing assets of Mr. Avery and Avery Georgia (described in the next succeeding paragraph), the Second Output Agreement was cancelled.

     On December 19, 2003 the Registrant entered into an agreement with George Avery, Jural Avery and Avery Georgia to purchase certain of the assets of Avery Georgia, including a building, and equipment at its location in Rome, Georgia; the agreement was inadvertently not disclosed in a Form 8-K, so it is being disclosed in this filing).
The agreement includes the rights to use a certain patent held by Mr. Avery and the continued services of Mr. Avery as a consultant in the production of turf products. In connection with this transaction, the Registrant assumed a first mortgage indebtedness encumbering the property, with a remaining balance due as of the date of this agreement of $215,000. Also, the Registrant paid a deposit of $30,000 issued a promissory note to the sellers in the amount of $200,000 as additional consideration toward the total purchase price for the assets acquired in this transaction of $470,000.

Business of the Registrant

(a)  Principal Products and Markets

     The Registrant is engaged in the business of manufacturing and distributing artificial grass surfaces (sometimes known as "artificial turf") for commercial, athletic, residential and child care applications.

     The Registrant's primary markets are (1) distributors that install athletic fields for professional athletic teams, colleges and municipalities, (2) vendors that provide safety zones for playgrounds and child-care centers, and (3) landscape contractors and landscape material distributors supplying the commercial and residential outdoor landscaping industries, particularly in areas of the United States experiencing water shortages. In order to more fully develop the athletic market, the Registrant intends to create new products and community awareness as to the environmental benefits and safety features of artificial turf.

     1.  Athletic Field Segment.

     According to research assembled by the Registrant, the Registrant estimates that the athletic field artificial surfacing market in the United States has an annual gross market size of more than $150 million. This market also includes high schools, colleges and professional sports venues in the United States, each in the $350,000 to $1,000,000 price range, which will need replacement during the next five years. The Registrant believes that the high repair and maintenance costs of many natural grass fields (up to $50,000 per year) will prompt many potential customers to consider a conversion to artificial turf.

     The Registrant intends to target the more than 1,800 athletic fields for high schools, colleges and professional teams in the United States. The Registrant has in the past manufactured products for such artificial playing fields in the United States, and is currently bidding on numerous such athletic fields throughout the western region of the United States.

     2.  Playground and Childcare Segment.

     The Registrant also intends to pursue projects for childcare centers and playgrounds, particularly in the several states where there are rules mandating safe surfaces to protect children from accidental falls. The Registrant is promoting its artificial turf as a safe, low maintenance alternative to woodchips and rubber crumb. To date, the Registrant has bids through its distributors for artificial turf in childcare centers and contemplates having orders for additional installations.

     3.  Residential and Commercial Segment.

     There are millions of homes in the United States. The Registrant intends to capture a percentage in each region of the United States for installation of artificial turf lawns, at an average sale of $3,600 per home. The Registrant also intends to pursue installations at commercial facilities. To date, the Registrant through its sales representatives and distributors has installed artificial turf residential lawns and artificial turf-landscaping projects at commercial facilities throughout the United States.

(b)  Distribution Methods

     The Registrant currently distributes its products through contract distributors and direct to end users, contractors and installers. One of the distributors is Synthetic Turf Corporation of America, a company that shares a common president and director.

     In order to help end users obtain financing for its products, the Registrant will seek to locate financial institutions that may be able to provide such financing. The amount and terms of such financing will depend upon the qualifications of the particular end user.

(c)  Status of Publicly Announced New Products

     On December 15, 2003, the Registrant announced the patent filing for and introduction of PolylonTurf, a new product that consists of a unique polyethylene and nylon hybrid artificial turf product that is manufactured by the Registrant using two different types of yarn sewn through the same common opening. The new product holds 3-5 lbs of crumb rubber and infill material per square foot and, by virtue of its unique design structure, provides improved infill retainment and reduces the amount of infill that escapes into the air above the turf. In addition, seams of the installed product can be sewn together rather than glued.

     The Registrant has garnered a significant amount of interest in this new product but is unable, at the time of filing this report, to estimate the potential market demand for the product or the potential sales.

(d)  Competition

     The Registrant's industry remains extremely competitive, as evidenced by the recent bankruptcy filing of SRI, Inc., the maker of AstroTurfT. It is not possible to determine with accuracy the relative competitive position of the Registrant in the market for artificial turf and related products, but the Registrant believes that it will maintain and possibly increase its market share during fiscal year 2004. Approximately ten other companies are known to be competing with the Registrant in the manufacture and distribution of artificial turf products in the United States, some of which also manufacture products other than artificial turf surfaces.

(e)  Sources and Availability of Raw Material

     Synthetic yarn and acrylic and nylon backing are required raw materials for the manufacturing of the Registrant's products. The raw materials are derived from petroleum, which makes their cost sensitive to fluctuations in the cost of oil as the base ingredient.

     The Registrant's principal sources of the yarn and backing are CRB Corporation and Syntech; however, these materials are also readily available from a number of other suppliers at competitive prices.

(f)  Dependence on Major Customers

     Through the distribution of its products through Synthetic Turf and others, the Registrant does not rely nor is it dependent on one or a few major customers

(g)  Intellectual Property

     The Registrant's business significantly depends on intellectual property developed by the company and intellectual property licensed from third parties. The Registrant generally seeks patent protection for its intellectual property and does endeavor to treat such as trade secrets where appropriate and has procedures in place to maintain their status as such.

(h)  Need for Governmental Approval

     The Registrant believes that none of its business operations require governmental approval.

(i)  Effect of Governmental Regulation on Business

     The Registrant is not aware of any existing governmental regulation and does not anticipate any governmental regulation that materially affects the company's ability to conduct its business operations.

(j)  Research and Development

     During the last fiscal year the Registrant has engaged in research and development activities, including the development of the new product described above. The portion of the Registrant's operating costs that is allocable research and development is immaterial.

(k)  Compliance with Environmental Laws

     The costs of compliance with environmental laws are nominal, if any, and are therefore immaterial to the Registrant's operations.

Employees.

     The Registrant has 6 employees, 5 of whom are full time employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Registrant owns a manufacturing plant at # 9 Riverside
Industrial Complex, in Rome, Georgia. The building is 107,800 square feet in size and provides adequate space to house the Registrant's manufacturing and plant administration for the foreseeable future. The plant is equipped to manufacture various types and styles of turf used in the market place. Subsequently to the end of the 2003 fiscal year
(on March 1, 2004), the Registrant leased 1,200 square feet of office space in Mendota Heights, Minnesota ($1,253 per month) for a term of 36 months with a cancellation clause of the lease after 12 months. This office space is used for administrative and financial functions of the Registrant.
The Registrant shares the space and occupancy costs with Synthetic
Turf. The Registrant believes that the combined facilities represented by the Georgia manufacturing plant and the Minnesota offices are adequate to meet the near-term and immediate future needs of the Registrant.

ITEM 3.  LEGAL PROCEEDINGS.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

     Since September 2, 2002, the Registrant's common stock has been traded on the Pink Sheets LLC under the symbol "AVST". Prior to the name change from In-Sports International, Inc., the stock was traded under the symbol "IRTN" on that market from January 13, 2000. The range of closing prices shown below is as reported by this market.
The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2003

                                                 High         Low

Quarter Ended December 31, 2003                  0.01         0.01
Quarter Ended September 30, 2003                 0.05         0.01
Quarter Ended June 30, 2003                      0.08         0.03
Quarter Ended March 31, 2003                     0.05         0.01

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2002

                                                 High         Low

Quarter Ended December 31, 2002                  0.08         0.01
Quarter Ended September 30, 2002                 0.04         0.01
Quarter Ended June 30, 2002                      0.05         0.03
Quarter Ended March 31, 2002                     0.07         0.03

Holders of Common Equity.

     As of March 29, 2004, there were approximately 150 shareholders of record of the Registrant's common stock.

Dividend Information.

     On or about January 10, 2001, the Registrant paid a dividend in kind in connection with the spin-off of the Perma Grass Corporation.

     The Registrant has not declared or paid a cash dividend to stockholders since it was organized. The Board of Directors presently intends to retain any earnings to finance Registrant operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Registrant's earnings, capital requirements and other factors.

Equity Securities Sold Without Registration.

     The Registrant made the following sales of unregistered securities (restricted stock) during the fiscal year ended December 31, 2003:

     (a) From May 6, 2003 through June 27, 2003, the Registrant issued a total of 3,165,500 shares of common stock to a total of ten individuals for consulting services to be rendered to the company. These shares were valued at a total of $62,310 ($0.02 per share).

     (b) From April 14, 2003 through June 27, 2003, the Registrant sold a total of 5,875,000 shares of common stock to 9 individuals. These shares were sold for a total consideration of $92,500 (at pricings ranging from $0.01 to $0.025 per share).

     (c)  On June 27, 2003, the Registrant issued a total of
1,000,000 shares of common stock to one firm in satisfaction of an account payable in the amount of $20,000 ($0.02 per share).

     (d) On September 26, 2003, the Registrant sold 1,000,000 shares of common stock for cash in the amount of $10,000 ($0.01 per share).

     (e) On December 18, 2003 the Registrant sold 1,000,000 shares of common stock for cash in the amount of $10,000 ($0.01 per share).

     (f) On December 30, 2003 the Registrant issued 1,000,000 shares of common stock to one individual for the payment of a note of $10,000 ($0.01 per share)

     No commissions were paid in connection with any of these sales. These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933. Each of the transactions did not involve a public offering and each of the investors represented that he/she was a "sophisticated" or "accredited" investor as defined in Rule 502 of Regulation D.

     The following shares of common stock were cancelled during the fiscal year:

     (a) Effective February 14, 2003 three shareholders returned a total of 11,100,000 shares of common stock to the Registrant. The shares were cancelled and treated as miscellaneous income totaling $11,100.

     (b) December 30, 2003 the Registrant cancelled 500,000 shares of common stock from one individual for an unpaid stock subscription receivable of $ 10,000 ($0.02 per share)

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, its audited financial statements and related notes included elsewhere in this Form 10-KSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

     The Registrant is engaged in the business of manufacturing and distributing artificial grass surfaces for commercial, athletic, residential and child care applications (sometimes known as "artificial turf"). During the 2003 fiscal year, the Registrant sold turf products through its distributors and an affiliate. Prior to December 19, 2003, the Registrant was dependent on the manufacturing facilities of a Georgia company. On December 19, 2003, the Registrant acquired the manufacturing facilities and certain rights to use patents of the former owners of the Georgia facilities. In addition, the Registrant has retained the former plant owner as a consultant and manager of the facilities under a five-year contract. It is the Registrant's belief that access to the patented products and the increased margins that can be gained by owning the facilities will greatly enhance the Registrant's business model. In addition to the control of production, the Registrant is now in a position to improve quality control, offer new and varied products to meet the needs of customers, and provide custom products to its customers.

     In December 2003, the Registrant filed a patent application for its newest turf product, PolylonTurf, with the U.S. Patent & Trademark Office. PolylonTurf is a polyethylene and nylon product sewn through the same common opening that holds 3-5 lbs of crumb rubber infill material per sq ft. It provides improved retainment reducing the amount of infill that escapes into the air above the turf. The introduction of new products is a distinct advantage to the Registrant in setting it apart from other suppliers of artificial turf products.

Results of Operations.

(a)  Revenues.

     For the year ended December 31, 2003, the Registrant reported total operating revenues of $118,428. This compares to total operating revenues of $20,900 for the fiscal year ended December 31, 2002. This represents an increase of revenue of approximately 566%. The increased sales were due to sales through distributors and affiliates of the Registrant primarily from products purchased under the prepaid licensing agreement.

(b)  Selling, General and Administrative Expenses.

     The Registrant incurred total selling, general and administrative expenses ("SG&A") of $534,481 for the year ended December 31, 2003 as compared to $451,754 for the fiscal year ended December 31, 2002.
This represents an increase of approximately 18% in SG&A expenses. Included in the SG&A were costs of consulting of $420,643, of which $403,467 was paid in shares of Registrant's common stock for services; legal fees of $11,055; investor relations expenses of $8,531; and accounting fees of $43,043. The increase was due primarily to increased consulting services and the acquisition of the Georgia plant and equipment.

(c)  Depreciation and Amortization.

     Depreciation and amortization for the year ended December 31, 2003 was $38,029 compared to zero for the fiscal year ended December 31, 2002. The increase was due to amortization of the standard manufacturing agreement ($36,899) and the depreciation ($1,130) of the Georgia building and equipment acquired.

(d)  Interest Expense.

     The Registrant incurred interest expense of $1,823 during the fiscal year ended December 31, 2003, compared with of $136 in the fiscal year ended December 31, 2002. The increase was due to the acquisition of the Georgia building and equipment.

(e)  Write-Off: Standard Manufacturing Agreement.

     The Registrant recorded a write down of the standard manufacturing agreement of $370,601 during the fiscal year ended December 31, 2003. The write down of the standard manufacturing agreement by the Registrant occurred when it was cancelled as part of the Registrant's acquisition of the manufacturing facilities of the licensor.

(f)  Net Loss.

     The Registrant recorded a net loss of $926,149 for the fiscal year ended December 31, 2003, as compared to a net loss of $459,167 for the fiscal year ended December 31, 2002. The increase of approximately 100% was due primarily to the writedown of the standard manufacturing license agreement and higher than normal consulting costs.

(g)  Net Operating Loss Carryforward.

     For the fiscal year ending December 31, 2003, the Registrant had accumulative losses of approximately $3,300,000 as compared with approximately $2,400,000 for the fiscal year ended December 31, 2002. The increase is the result of the fiscal 2003 net loss. Utilization of such net operating loss carryforwards is substantially limited and it is uncertain what benefits, if any, the Registrant will realize as a consequence.

Factors That May Affect Operating Results.

     The operating results of the Registrant can vary significantly depending upon a number of factors, many of which are outside its control. General factors that may affect the Registrant's operating results include:

     - market acceptance of and changes in demand for products and services;

     - a small number of customers account for, and may in future periods account for, substantial portions of the Registrant's revenue, and revenue could decline because of delays of customer orders or the failure to retain customers;

     - gain or loss of clients or strategic relationships;

     - announcement or introduction of new services and products by the Registrant or by its competitors;

     - price competition;

     - the ability to upgrade and develop systems and infrastructure to accommodate growth;

     - the ability to introduce and market products and services in accordance with market demand;

     - changes in governmental regulation; and

     - reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability.

     The Registrant believes that its planned growth and profitability will depend in large part on the ability to promote its services, gain clients and expand its relationship with current clients. Accordingly, the Registrant intends to invest in marketing, strategic partnerships, and development of its customer base. If the Registrant is not successful in promoting its services and expanding its customer base, this may have a material adverse effect on its financial condition and its ability to continue to operate its artificial turf business.

     The Registrant is also subject to the following specific factors that may affect its operating results:

(a)  Competition.

     The market for artificial turf is competitive and the Registrant expects competition to continue to increase. In addition, the companies with whom the Registrant has relationships could develop products or services, which compete with the Registrant's products or services. Also, some competitors in the Registrant's market have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than the Registrant does. The Registrant also expects to face additional competition as other established and emerging companies enter the market for artificial turf. To be competitive, the Registrant believes that it must, among other things, invest resources in developing new products, improving its current products and maintaining customer satisfaction. Such investment will increase the Registrant's expenses and affect its profitability. In addition, if it fails to make this investment, the Registrant may not be able to compete successfully with its competitors, which could have a material adverse effect on its revenue and future profitability

(b)  Technological and Market Changes.

     The markets in which the Registrant competes are characterized by new product introductions, evolving industry standards, and changing needs of customers. There can be no assurance that the Registrant's existing products will continue to be properly positioned in the market or that it will be able to introduce new or enhanced products into the market on a timely basis, or at all. Currently, the Registrant is focusing on upgrading and introducing new products. There can be no assurance that enhancements to existing products or new products will receive customer acceptance.

     There is a risk to the Registrant that there may be delays in initial shipments of new products. Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors' responses to its new product introductions, and the desire by customers to evaluate new products for longer periods of time.

(c)  Protection of Proprietary Rights.

     The Registrant's success and ability to compete will be dependent in part on the protection of its current and potential patents, trademarks, trade names, service marks and other proprietary rights. The Registrant intends to rely on trade secret and copyright laws to protect the intellectual property that it plans to develop, but there can be no assurance that such laws will provide sufficient protection to the Registrant, that others will not develop products that are similar or superior to the Registrant's, or that third parties will not copy or otherwise obtain and use the Registrant's proprietary information without authorization. In addition, certain of the Registrant's know-how and proprietary technology may not be patentable.

     The Registrant may rely on certain intellectual property licensed from third parties, and may be required to license additional products or services in the future, for use in the general operations of its business plan. The Registrant currently has no licenses for the use of any specific products. There can be no assurance that these third party licenses will be available or will continue to be available to the Registrant on acceptable terms or at all. The inability to enter into and maintain any of these licenses could have a material adverse effect on the Registrant's business, financial condition or operating results.

     There is a risk that some of the Registrant's products may infringe the proprietary rights of third parties. In addition, whether or not the Registrant's products infringe on proprietary rights of third parties, infringement or invalidity claims may be asserted or prosecuted against it and it could incur significant expense in defending them. If any claims or actions are asserted against the Registrant, it may be required to modify its products or seek licenses for these intellectual property rights. The Registrant may not be able to modify its products or obtain licenses on commercially reasonable terms, in a timely manner or at all. The Registrant's failure to do so could have a negative affect on its business and revenues.

(d)  Key Personnel.

     The Registrant's success is largely dependent on the personal efforts and abilities of its senior management. The loss of certain members of the Registrant's senior management, including the company's chief executive officer, chief financial officer and chief technical officer, could have a material adverse effect on the company's business and prospects.

     The Registrant intends to recruit in fiscal year 2004 employees who are skilled in its industry. The failure to recruit these key personnel could have a material adverse effect on the Registrant's business. As a result, the Registrant may experience increased compensation costs that may not be offset through either improved productivity or higher revenue. There can be no assurances that the Registrant will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel.

Liquidity and Capital Resources.

     The Registrant had a working capital deficit of $258,824 as of December 31, 2003, which is an increase of $166,109 from the previous year's figure of $92,715. The Registrant has continued to raise capital through isolated financing transactions.

     During the fiscal year ended December 31, 2003, the Registrant sold a total of 7,875,000 shares of common stock in Regulation D offerings to individuals for a total consideration of $112,500
(pricings ranging from $0.01 to $0.025 per share).

     The Registrant's continued operations, as well as the implementation of its business plan, will depend upon its ability to raise additional funds through bank borrowings and equity or debt financing. The Registrant estimates that it will need to raise approximately $500,000 over the next twelve months for such purposes. However, adequate funds may not be available when needed or may not be available on terms favorable to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. The Registrant's independent accountant audit report included in this Form 10-KSB includes a substantial doubt paragraph regarding the Registrant's ability to continue as a going concern.

     If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on the company's financial condition, which could require the company to:

     - curtail operations significantly;

     - sell significant assets;

     - seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets; or

     - explore other strategic alternatives including a merger or sale of the company.

     To the extent that the Registrant raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Registrant's operations. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the company's operational needs, the Registrant may seek to compensate providers of services by issuance of stock in lieu of cash, which will also result in dilution to existing shareholders.

Inflation.

     The Registrant's management does not believe that inflation has had or is likely to have any significant impact on the Registrant's operations.

Other.

     The Registrant does not provide post-retirement or post-employment benefits requiring charges under Statements of Financial Accounting Standards No. 106 and No. 112.

Critical Accounting Policies.

     The Securities and Exchange Commission ("SEC") has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: (a) use of estimates in the preparation of financial statements; and (b) non-cash compensation valuation. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

(a)  Use of Estimates in the Preparation of Financial Statements.

     The preparation of these financial statements requires the Registrant to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Registrant evaluates these estimates, including those related to revenue recognition and concentration of credit risk. The Registrant bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

(b)  Stock-Based Compensation Arrangements.

     The Registrant intends to issue shares of common stock to various individuals and entities for management, legal, consulting and marketing services. These issuances will be valued at the fair market value of the services provided and the number of shares issued is determined, based upon the open market closing price of common stock as of the date of each respective transaction. These transactions will be reflected as a component of selling, general and administrative expenses in the Registrant's statement of operations.

Forward Looking Statements.

     The foregoing management's discussion and analysis of financial condition and results of operations contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Registrant's estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, the features and benefits of its products, its growth strategy, the need for additional sales and support staff, its operating losses and negative cash flow, its critical accounting policies, its profitability and factors contributing to its future growth and profitability. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above, as well as risks related to the Registrant's ability to develop new technology and introduce new products, its ability to protect its intellectual property, and its ability to find additional financing. These forward-looking statements speak only as of the date hereof. The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements as of and for the year ended December 31, 2003 and for the year ended December 31, 2002 are presented in a separate section of this report following Item 14.

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

ITEM 8A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     Within the 90 days prior to the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's president. Based upon that evaluation, he concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

Changes in Disclosure Controls and Procedures.

     There were no significant changes in the Registrant's disclosure controls and procedures, or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers.

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

     The summaries below show the positions of the directors/officers of the Registrant as of the date of this report. On January 30, 2003, George Avery and William Brent Paschal resigned as directors/officers of the Registrant. In connection with these resignations, Mr. Avery and Mr. Paschal returned shares of common stock of the Registrant previously issued to them: 10,000,000 shares and 1,000,000 shares, respectively; these shares were cancelled on February 14, 2003. Richard Dunning was appointed to the board of directors on May 30, 2001 and resigned on January 10, 2004.

Gary Borglund, President/Chief Executive Officer/Director.

     Mr. Borglund, age 56, has over ten years of professional experience in new ventures as a principal and executive, as well as ten years as a consultant. Since 1998, Mr. Borglund has worked exclusively with early stage development, high tech and Internet companies. He serves as a Board member of Synthetic Turf Corporation of America, a position he assumed in March 2000. Mr. Borglund was elected president, Chairman of the Board of this firm. In this position, he has dealt with issues regarding funding and restructuring of debt. Mr. Borglund serves on several Board of Directors for public and private companies and remains in these capacities with regard to the companies to date. Mr. Borglund was Vice President of Marketing for Greenhaven Marketing from 1991 to 1996 and a Director of Red Oak Management from 1996 to 2000. He attended the University of Minnesota. Mr. Borglund joined the Registrant on May 23, 2002.

Compliance with Section 16(a) of the Exchange Act.

     Section 16(a) of the Exchange Act requires the Registrant's directors, certain officers and persons holding 10% or more of the Registrant's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Registrant's common stock with the SEC. Such persons are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal
2003, and certain written representations from executive officers and directors, the Registrant is aware that the following required reports were not timely filed: (a) a Form 4 for George Avery to report his return on February 14, 2003 of 10,000,000 shares of common stock to the Registrant in connection with his resignation; and (b) a Form 4 for Mr. Paschal to report his return on February 14, 2003 of 1,000,000 shares of common stock to the Registrant in connection with his resignation. All such reports have been prepared and forwarded to the individuals for signature and filing with the SEC. The Registrant is not aware of any other such required reports that have not been timely filed.

Code of Ethics.

     The Registrant has not adopted a code of ethics that applies to the company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Registrant has not adopted such a code of ethics because all of management's efforts have been directed to building the business of the company; a later time, such a code of ethics may be adopted by the board of directors.

ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table.

     The following table sets forth certain information relating to the compensation paid by the Registrant during the last three fiscal years to the Registrant's chief executive officer/president. No other executive officer of the Registrant received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2003 and for the two prior years.


                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                  Other           Restricted   Securities
principal                                 annual            stock     underlying      LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs    payouts compensation
                          ($)     ($)       ($)             ($)           (#)           ($)       ($)
   (a)          (b)       (c)     (d)       (e)             (f)           (g)           (h)       (i)
Gary Borglund  2003     $16,800    -         -               -             -             -          -
President/CEO
(1)

George Avery,  2003        -       -         -               -             -             -          -
President/     2002        -       -         -            $100,000         -             -          -
CEO (2)        2001        -       -         -            $ 20,000         -             -          -

Samuel
Serritella
President
(3)            2001        -       -         -            $  5,000         -             -          -


(1) Mr. Borglund was appointed to the board of directors on May 30, 2002, and was elected President and CEO on February 1, 2003.

(2) Mr. Avery joined the Registrant on May 30, 2001 and resigned as a director/officer of the Registrant effective on January 30, 2003.

(3) Mr. Serritella was appointed president of the Registrant in September 1999. He resigned from the Registrant on May 30, 2001.

Employment Contracts.

     The Registrant has not entered into any written employment agreement with its former or current directors or officers. The Registrant did, however, enter into a consulting agreement with Mr. Avery, a former officer and director, as part of the acquisition of the manufacturing facilities owned by Avery Sports Turf, Inc, a Georgia corporation. See discussion under "Certain Relationships and Related Transactions."

Other Compensation.

     (a) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2003 provided for or contributed to by the Registrant.

     (b) (1) On August 5, 2003, the Registrant adopted an Employee Stock Incentive Plan; and (2) on August 5, 2003, the Registrant adopted a Non-Employee Director and Consultant Retainer Stock Plan. For a description of these plans, please see Item 11, below. The Registrant may compensation to officers and directors in the future under one or both of these plans.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Security Ownership.

     The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of March 29, 2004 (131,477,165 issued and outstanding) by (i) all shareholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; (ii) each director and executive officer; and (iii) all officers and directors of the Registrant as a group. Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by him. In addition, none of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

Title of Class   Name and Address               Amount and Nature   Percent of
                 of Beneficial Owner              of Beneficial        Class
                                                     Owner

Common Stock     Richard Dunning,                   7,250,000          5.52%
                 4615 Spring Canyon Heights
                 Suite 102
                 Colorado Springs, CO 80907

Common Stock     Gary Borglund                      4,000,000 (2)      3.04%
                 2535 Pilot Knob Road
                 Suite 118
                 Mendota Heights, MN 55120

Common Stock     Shares of all directors and        4,000,000          3.04%
                 executive officers
                 as a group (1 person)

(1) 2,000,000 of these shares are held in the name of Stout Advisors & Liquidators, a company controlled by Mr. Borglund.

Securities Authorized for Issuance under Equity Compensation Plans.

The Registrant has adopted two equity compensation plans (neither of which have been approved by the company's shareholders):

(a)  Stock Incentive Plan.

     On August 5, 2003, the Registrant adopted a Stock Incentive Plan. This plan is intended to allow directors, officers, employees, and certain non-employees of the Registrant to receive options to purchase company common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the company, and to attract and retain employees. A total of 10,000,000 shares of common stock have been registered under this plan under a Form S-8 filed with the SEC on August 20, 2003; the options are to be exercisable at whatever price is established by the board of directors, in its sole discretion, on the date of the grant. To date no options have been granted under this plan.

(b)  Non-Employee Directors and Consultants Retainer Stock Plan.

     On August 5, 2003, the Registrant adopted a Non-Employee Directors and Consultants Retainer Stock Plan. The purposes of the plan are to enable the Registrant to promote the interests of the company by attracting and retaining non-employee directors and consultants capable of furthering the business of the company and by aligning their economic interests more closely with those of the company's shareholders, by paying their retainer or fees in the form of shares of common stock. A total of 30,000,000 shares of common stock have been registered under this plan under a Form S-8 filed with the SEC on August 20, 2003.

     In the process of auditing the financial statements contained in this Form 10-KSB, the Registrant discovered that it had inadvertently issued 19,750,000 shares in excess of those that had been registered under the Form S-8. Therefore, a total of 49,750,000 shares had been issued under this plan as of December 31, 2003. The Registrant is now in the process of retrieving such excess shares from the persons to whom they were issued; when received, these shares will be cancelled by the Registrant's transfer agent. On February 9, 2004, the Registrant filed a Form S-8 POS to increase the number of shares authorized under this plan to 60,000,000 under an Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan, dated February 4, 2004. The cancelled shares will then be reissued under this amended plan.

                   Equity Compensation Plan Information
                        as of December 31, 2003


                                                                                        Number of
                                                                                        Securities
                                                                                         Remaining
                              Number of                                            Available for future
                            Securities to be                                          Issuance under
                              Issued upon            Weighted-average                     Equity
                              Exercise of            Exercise Price Of                 Compensation
                              Outstanding              Outstanding                  Plans (excluding
                            Options, Warrants        Options, Warrants             Securities reflected
                               And rights               And rights                   in Column (a)
Plan category                    (a)                        (b)                            (c)
Equity
compensation plans
approved by security
holders                           0                          0                              0

Equity compensation
plans not approved by
security holders                  0                          0                       Stock Incentive
                                                                                     Plan: 10,000,000
                                                                                          shares;
                                                                                     Director's and
                                                                                     Consultant's Stock
                                                                                     Plan: 0 shares

Total                             0                          0                       Stock Incentive
                                                                                     Plan: 10,000,000
                                                                                           shares;
                                                                                     Director's and
                                                                                     Consultant's Stock
                                                                                     Plan: 0 shares



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Other than as set forth below, during the last two fiscal years there have not been any relationships, transactions, or proposed transactions to which the Registrant was or is to be a party, in which any of the directors, officers, or 5% or greater shareholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

     (a)  On March 20, 2002 the Registrant issued a total of
7,000,000 shares to Richard Dunning (2,000,000 shares) a director of the Registrant and George Avery (5,000,000 shares), a director and officer of the Registrant.

     (b)  On June 17, 2002, the Registrant issued a total of
7,250,000 shares of common stock to one of the past and one of the current directors of the company, George Avery (5,000,000 shares) and Richard Dunning (2,250,000 shares), respectively, in lieu of salary.

     (c)  On September 11, 2002, the Registrant issued a total of
3,000,000 shares of common stock to one of the past and one of the current directors of the company, Brent Paschal, (1,000,000 shares) and Gary Borglund (2,000,000 Shares), in lieu of salary.

     (d) Effective February 14, 2003 three shareholders (two of which were Mr. Avery and Mr. Paschal, former directors of the company) returned an aggregate of 11,100,000 shares of common stock to the Registrant. The shares were cancelled and treated as miscellaneous income totaling $11,100.

     (e) On December 19, 2003 the Registrant entered into an agreement with Mr. Avery and others to purchase certain of the assets of Avery Georgia, including a building, and equipment at its location in Rome, Georgia (see Exhibit 10.2 to this Form 10-KSB and the discussion under Description of Business). The agreement also includes the rights to use a certain patent held by Mr. Avery (assignment of patent; see Exhibit 10.3 to this Form 10-KSB), and the continued services of Mr. Avery as a consultant for five years in the production of turf products (consulting agreement; see Exhibit 10.4 to this Form 10-KSB) (under the consulting agreement, the Registrant will pay Mr. Avery $6,000 per month during the term of the agreement and issue him 2,000,000 free trading shares of common stock, registered under Form S-8).

     (f) During the 2003 fiscal year, the Registrant was provided office space without cost by the current president of the company.
This arrangement was terminated on March 1, 2004 when the Registrant leased office space. Synthetic Turf Corporation of America pays 50% of the total monthly rent of $1,253 at this location. Synthetic Turf and the Registrant have a common president and director.

     (g) The Registrant sells artificial turf products to Synthetic Turf Corporation of America, among other companies, which in turn sells the products on the retail market.

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

The sole officer and director of the Registrant is engaged in other businesses (including Synthetic Turf Corporation of America), either individually or through partnerships and corporations in which he has an interest, holds an office, or serves on a board of directors. As a result, certain conflicts of interest may arise between the Registrant and this officer and director. The Registrant will attempt to resolve such conflicts of interest in favor of the Registrant. The officer and director of the Registrant is accountable to it and its shareholders as fiduciaries, which require that such officer and director exercises good faith and integrity in handling the Registrant's affairs. A shareholder may be able to institute legal action on behalf of the Registrant or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to the Registrant.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

Reports on Form 8-K.

     No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Form 10-KSB.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by George Brenner, CPA for the audit of the Registrant's annual financial statements, and review of financial statements included in the company's Form 10-QSB's: 2003:
$43,043; and 2002: $6,000

Audit-Related Fees.

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by Mr. Brenner that are reasonably related to the performance of the audit or review of the Registrant's financial statements and are not reported under Audit Fees above: $0.

Tax Fees.

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by Mr. Brenner for tax compliance, tax advice, and tax planning: $0.

All Other Fees.

     The aggregate fees billed in each of the last two fiscal years for products and services provided by Mr. Brenner, other than the services reported above: $0.

Audit Committee.

     The Registrant's audit committee consists of Mr. Borglund. The audit committee has not adopted a written charter. The Registrant's board of directors has determined that the company does not have an audit committee financial expert serving on its audit committee; the company has been unable to secure the services of such a person.

     The Registrant's does not have any pre-approval policies and procedures. The audit committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the scope and results of the audit engagement, approves all professional services provided by the independent accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees, and reviews the adequacy of the Registrant's internal accounting controls.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Avery Sports Turf, Inc.


Dated: April 12, 2004                  By: /s/ Gary Borglund
                                       Gary Borglund, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                    Title                                  Date

/s/  Gary Borglund         President/Director                   April 12, 2004
Gary Borglund

                                George Brenner, CPA
                            A Professional Corporation
                         10680 W. PICO BOULEVARD, SUITE 260
                           LOS ANGELES, CALIFORNIA 90064
                          310/202-6445 - Fax 310/202-6494


                            REPORT OF INDEPENDENT AUDITOR


Board of Directors
Avery Sport Turf, Inc.
Mendota Heights, Minnesota

I have audited the accompanying balance sheet of Avery Sports Turf, Inc., a Delaware corporation as of December 31, 2003, and the related statements of operations, shareholders' (deficit) and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of Avery Sports Turf, Inc. as of December 31, 2003, the results of its operations and cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2.A. to the financial statements, the Company's continuing losses and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2.A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  George Brenner, C.P.A.
George Brenner, C.P.A.
Los Angeles, California
March 5, 2004


                               AVERY SPORTS TURF, INC.
                                   BALANCE SHEET
                                  DECEMBER 31, 2003

                                        ASSETS

Current Assets:
Cash                                                           $      15,080
Property and Equipment
Building                                                             512,089
Equipment                                                             30,000
Less:  accumulated depreciation                                       (1,130)
Net                                                                  540,959

Total Assets                                                    $    556,039

                     LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current Liabilities:
Note payable                                                          30,000
Current portion - long term debts                                     80,400
Accounts payable                                                     102,454
Deposit - affiliate                                                   61,050
Total Current Liabilities                                            273,904

Long Term Liabilities
Mortgage payable                                                     216,532
Notes payable                                                        222,500
                                                                     439,032
Less:  current portion                                               (80,400)
Total Long Term Liabilities                                          358,632

Total Liabilities                                                    632,536

Commitments and Contingencies
Shareholders' (Deficit):
Common stock, par value $.001 -
   authorized 500,000,000 shares, issued
   and outstanding 127,377,165 shares                                127,377
Additional paid in capital                                         3,117,734
    less: common stock subscriptions receivable                     (505,859)
    net of 505,859 allowance for doubtful subscriptions              505,859
Accumulated deficit                                               (3,321,608)

Total Shareholders' (Deficit)                                        (76,497)
Total Liabilities and Shareholders' (Deficit)                        556,039

                  See accompanying notes to financial statements

                             AVERY SPORTS TURF, INC.
                            STATEMENTS OF OPERATIONS

                                                    Year Ending December 31,
                                                   2003                 2002

Net Sales                                          $ 118,428       $   20,900

Cost of Goods Sold                                    99,643           28,313

Gross Profit (Loss)                                   18,785           (7,413)

Depreciation and Amortization                         38,029                -

Selling, General and Administrative                  534,481          451,754

Interest Expense                                       1,823                -

Write-Off - Standard Manufacturing Agreement         370,601                -

Loss from Operations                                (926,149)        (459,167)
Income Tax                                                 -                -

Net Loss                                            (926,149)        (459,167)

Loss Per Common Share, Basic and Diluted               (0.01)          (0 .01)

Weighted Average Number
   of Common Shares Outstanding,
   Basic and Diluted                              85,181,357        50,375,781

                   See accompanying notes to financial statements


                               AVERY SPORTS TURF, INC.
                        STATEMENT OF SHAREHOLDERS' (DEFICIT)


                                                                  Additional                 Total
                                    Common Stock  Common Stock     Paid-In     Accumulated  Stockholder
                                      Shares         Amount        Capital      (Deficit)    (Deficit)
Balance, December 31, 2001          29,290,000     $ 29,290      $2,195,421    $(1,936,292)  $  288,419

Stock issued for services           39,096,666       39,097         352,436              -      391,533

Stock issued for cash                7,299,999        7,300          86,700                      94,000

Net (loss                                                                         (459,167)    (459,167)

Balance, December 31, 2002          75,686,665       75,687       2,634,557     (2,395,459)     314,785

Stock returned                     (11,100,000)     (11,100)                                    (11,100)

Stock issued for services           52,915,000       52,915         350,552                     403,467

Stock issued for cash                7,875,000        7,875         104,625                     112,500

Stock issued to creditor             1,000,000        1,000          19,000                      20,000

Stock issued to noteholder           1,000,000        1,000           9,000                      10,000

Net (loss)                                                                        (926,149)    (926,149)

Balance, December 31, 2003         127,377,165      127,377       3,117,734      (3,321,608)    (76,497)

               See accompanying notes to financial statements


                              AVERY SPORTS TURF, INC.
                             STATEMENTS OF CASH FLOWS

                                                    Year Ending December 31,
                                                   2003                 2002

Cash Flows Used for Operating Activities
 Net (Loss)                                        $(926,149)        $(459,167)
Adjustments to reconcile net loss to net
   cash used in operating activities:
Depreciation and amortization                         38,029                 -
  Write-off of property and equipment                      -             8,021
 Write-off of standard manufacturing agreement       370,601                 -
Stock for services                                   403,467           391,533
Common stock returned at par value                   (11,100)                -
Changes in operating assets and liabilities:
Accounts receivable                                        -            59,017
Accounts payable                                      38,373           (67,081)
Deposit - affiliate                                   61,050                 -
  Net cash used for operating activities             (25,729)          (67,677)

Cash Flows Used for Investing Activities:
Payments on manufacturing agreement                        -           (25,000)
Purchase of property and equipment                  (542,089)                -
  Net cash used for investing activities            (542,089)          (25,000)

Cash Flows Provided by From Financing Activities:
Notes payable                                        252,500                 -
Building mortgage                                    216,532                 -
Net proceeds from issuance of stock                  112,500            94,000
  Net cash provided by financing activities          581,532            94,000

Net Increase in Cash                                  13,714             1,323

Cash at Beginning of Period                            1,366                43

Cash at End of Period                                 15,080             1,366

Supplemental Disclosure of Cash Flow Information
   Cash paid during the period:
Interest                                               1,088                 -

Income taxes                                               -                 -

Supplemental disclosure of non-monetary transactions:
Stock issued to creditors                             30,000                 -

Return of 11,100,000 shares of par value $(0.001)    (11,100)          $     -

                   See accompanying notes to financial statements

                              AVERY SPORTS TURF, INC.
                           NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2003 AND 2002

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

The Company was incorporated on March 10, 1994 in the state of Delaware as Beta Acquisition Corp. ("Beta") and on September 7, 1995. Beta changed its name to In-Sports International, Inc. In August 2002 the name was changed to Avery Sports Turf, Inc.

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

Perma was spun-off at a special board of directors meeting on July 17, 2002. Perma stock was distributed to shareholders of record as of December 1, 2000 payable Jan 10, 2001. Gain on the spin-off of Perma ($336,807) was not recorded as income but credited to paid in capital.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Continued Existence.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company, since its inception, has an accumulated deficit of approximately $3,322,000, which raises substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon profitable operations and support from present shareholders.

Management has acquired a manufacturing site for the production and distribution of its product (artificial turf).

The management has continued to raise the funds necessary to continue the operations of the business however, it is uncertain that the business can continue as a going concern under the present operating and financial conditions without additional funding.

B.  Allowance for Doubtful Accounts.

The allowance for doubtful accounts applies to notes receivable for stock subscriptions. The original amount of the notes was $990,000 of which $413,818 and $70,323 was collected in 1999 and 2000, respectively. The uncollected amount $505,859 was fully reserved and expensed in 1999. See 1998 and 1999 "Consolidated Statement of Shareholders' Equity." Management continues to attempt to locate the note holders. See Note 12 "Commitments and Contingencies."

C.  Property and Equipment.

Property and equipment are recorded at cost. Depreciation is provided on the straight-line method based upon the estimated useful lives of the respective assets. The building is being depreciated over a period of twenty-five years and the equipment over five years. Maintenance, repairs and minor renewals are charged to operations as incurred, whereas the cost of significant betterments is capitalized. Upon the sale or retirement of property and equipment, the related costs and accumulated depreciation are eliminated from the accounts and gains or losses are reflected in operations.

D.  Revenue Recognition.

Sales are recognized when the product is shipped to the customer.

E.  Advertising.

The Company expenses the cost of advertising the first time the advertising takes place. For years 2003 and 2002, there was no advertising expense.

F.  Use of Estimates.

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

G.  Earnings (Loss) Per Share.

The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which became effective for financial statements for fiscal years ending after December 15, 1997. The statement requires that the Company report basic and diluted earning (loss) per share for all periods reported. Basic net income per share is computed dividing net income
(loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, if any.

For the periods presented, diluted net (loss) per share was the same as basic net loss per share. The Company had no dilutive securities at December 31, 2003 and 2002. Further, any dilutive effect if applicable would be excluded from the calculation of loss per share because the effect would be anti-dilutive.

H.  Fair Value of Financial Instruments.

The Company's financial instruments consist primarily of cash, loan receivable, other current assets, trade payables, accrued expenses and long term debt which approximated fair value as of December 31, 2003.

I.  Stock Based Compensation

Shares of the Company's common stock are issued for consulting and marketing services under a "Non-Employee Directors and Consultant Retainer Stock Plan". These issuances are valued at the fair market value of the services provided and the number of shares issued is determined based upon what the price of the common stock is on the date of each respective transaction. In addition, the Company has a "Stock Incentive Plan"; to date, no options have been granted under this plan.

3.  RECENT ACCOUNTING PRONOUNCEMENTS.

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," was issued. This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002.

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SAFA No. 150 requires that certain financial instruments with characteristics of both liabilities and equity be classified as a liability. In November 2003, the FASB deferred application of certain provisions of SFAS No. 150 through FASB Staff Position ("FSP") No. 150-3, which eliminates the disclosure requirements for certain mandatory redeemable instruments and prohibits early adoption of instruments within the scope of the deferrals established by FSP No. 150-3. As a result of FSP No. 150-3, the Company does not expect the adoption of this statement will have a material impact on the Company's financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, and in December 2003, issued a revision to Interpretation No. 46. Interpretation No. 46 is an effort to expand upon and strengthen existing accounting guidance as to when a company should consolidate the financial results of another entity. Interpretation No. 46 requires "variable interest entities" as defined to be consolidated by a company if that company is subject to a majority of expected losses of the entity or is entitled to receive a majority of expected residual returns of the entity, or both. The company that is required to consolidate a variable interest entity is referred to as the entity's primary beneficiary. The interpretation also requires certain disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest.

The consolidation and disclosure requirements apply immediately to variable interest entities created after January 31, 2003. For all variable interest entities created prior to February 1, 2003, Interpretation No. 46 is effective for periods ending after March 15, 2004, except for entities that are considered Special Purpose Entities, to which the provisions apply as of December 31, 2003.
The Company is not the primary beneficiary of any variable interest entities created after February 1, 2003, nor does the Company expect the final adoption of this statement to have a material impact on its financial position or results of operations.

4.  STANDARD MANUFACTURING AGREEMENT

Effective December 2, 2002 the Company entered into a four year Standard Manufacturing Agreement ("Agreement") at a cost of $407,500 with George Avery, then President of the Company and his private corporation ("Avery GA"). The Agreement is automatically renewed for successive one year increments unless either party request in writing, at least ninety days prior to the anniversary date, not to renew the agreement. Avery GA will do all the contract work for Avery Delaware and keep the patent license in its private corporation.

On December 19, 2003 the Standard Manufacturing Agreement was cancelled and in its place the Company purchased the Avery GA manufacturing site and building ($512,089) and equipment ($30,000) from Mr. Avery plus the use of certain patent rights held by Mr. Avery. A five year consulting contract with Mr. Avery was negotiated which retains Mr. Avery's services (See Note 12 "Commitments and Contingencies).".. Because of the plant purchase from Mr. Avery's company, the unamortized amount ($370,601) of the agreement was expensed.

5.  SHAREHOLDERS' (DEFICIT) EQUITY

In July 2002 the authorized stock was increased from 50,000,000 shares to 500,000,000 shares. On January 2003, George Avery resigned as
President and returned 10,000,000 shares of common stock acquired in 2002. These shares were cancelled at par value.

6.  INCOME TAXES

Because of its past losses, the Company is not liable for any corporate income tax. Because the Company "spun-off" Perma in 2000, the Company's net operating loss ("NOL") is restricted to Avery Sports Turf, Inc. The NOL is a follows:

Year           NOL               Year Expires

1999           $   237,000           2019
2000               131,000           2020
2001               300,000           2021
2002               453,000           2022
2003               926,000           2023
               $ 2,047,000

The Company has fully reserved the resulting deferred tax asset because the likelihood of realization of these benefits cannot be presently determined. Included in the $2,047,000 NOL is a $ 596,310 timing difference representing shares of restricted stock for services. When such shares become unrestricted a tax deduction is allowed. Consequently, the current NOL is $ 2,047,000 less $596,310 resulting is a current NOL of $ 1,460,690.

7.  STOCK BASED EXPENSES

Stock was issued for services as follows:

In 2002, 39,096,666 shares valued at an average price of approximately $0.01 per share for an aggregate $391,533.

In 2003, 52,915,000 shares at an average price of approximately
$0.007 per share for an aggregate $403,467. The Company has a "Non-Employee Directors and Consultants Retainer Stock Plan."
See Note 13A "Subsequent Event."

8.  MORTGAGE PAYABLE

The mortgage payable is a first mortgage dated June 11, 1999 and renewed June 11, 2002, secured by the building, payable in 36 instalments of $1,932.37 per month with interest at 9% per annum. The loan matures on June 11, 2005, with a balloon payment of $210,308.

9.  NOTES PAYABLE

Long-term notes payable consist of the following:

A note of $200,000 due Jural Avery, former owner of the building purchased by the Company, payable in seven instalments with six instalments of $25,000 due at the end of the first second and third calendar quarter of 2004 and 2005. One final payment of $50,000 is due on March 31, 2006. The note bears no interest and per the agreement is to be secured by a second mortgage on the building. The second mortgage has not been filed.

A note of $ 22,500 bearing 5% per annum interest accumulative and payable at the maturity of the note, which is November 6, 2006

10.  LONG TERM DEBT

Long term debt is payable as follows:

2004                $  80,400
2005                  285,308
2006                   72,500
2007                        -
2008                        -
Thereafter                  -
                    $ 438,208

11.  RELATED PARTIES TRANSACTIONS

A. The Company received a deposit of $61,050 from a customer that is an affiliate. The deposit is for turf to be shipped to the affiliate during the year 2004

B. The Company purchased certain assets from a company owned by a former officer and director of the Company. In addition, the Company entered into a consulting agreement with the same individual. See Notes 4 "Standard Manufacturing Agreement' and
Note 9 "Notes Payable".

12.  COMMITMENTS AND CONTINGENCIES

A. The Company could possibly be exposed to litigation in connection with the issuance of stock subscriptions by previous management.
See Note 2B "Allowance For Doubtful Accounts." Current management believes litigation unlikely.

B. Under the terms of the consulting agreement with George Avery, the Company is required to pay Mr. Avery $360,000 over a period of 5 years at the monthly rate of $6,000.

13.  SUBSEQUENT EVENTS

Subsequent to December 31, 2003 the following events took place:

A. The Company filed with the Securities and Exchange Commission a Form S-8 registration statement for the purpose of registering an additional 30,000,000 shares of common stock under an Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan. On February 9, 2004, a Form S-8 POS was filed to amend the plan from 30,000,000 to 60,000,000.

As of December 31, 2003, 49,750,000 shares were issued under the original plan, resulting in an excess of 19,750,000. The Company is in the process of contacting and retrieving the excess shares issued. When received, these shares will be cancelled by the Company's transfer agent and reissued under the amended plan.

B. On March 1, 2004, the Company leased office space in Mendota Heights, Minnesota. The lease is for 3 years, with an aggregate lease liability of approximately $36,000. The lease allows for cancellation at the end of 24 months providing the lessor is notified by the 18th month of the lease and a penalty of $3,000 is paid. The Company is sharing the space with an affiliate company and charging the affiliate 50% of the monthly lease cost of $1,253.

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

4.2 Stock Incentive Plan, dated August 5, 2003 (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on August 20, 2003).

4.3 Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan, dated January 20, 2004 (incorporated by reference to Exhibit 4 of the Form S-8 POS filed on February 9, 2004).

10.1 Standard Manufacturing Agreement between the Registrant, Avery Sports Turf, Inc., and George Avery, dated May 14, 2003 (including Addendum) (incorporated by reference to
       Exhibit 10 of the Form 8-K/A filed on May 29, 2003).

10.2 Agreement of Purchase and Sale between the Registrant, and George Avery, Jural Avery and Avery Sports Turf (a Georgia corporation), dated December 19, 2003 (including the following exhibits: Exhibit 1: Description of the Land;
       Exhibit 2: Description of the Equipment; Exhibit 3:
       Description of the Intellectual Property; Exhibit 4:
       Description of Assumed Liabilities; Exhibit 5: Description of Assumed Customer Contracts (actual contracts not included); Exhibit 6: Assignment of Intellectual
       Property; Exhibit 7: Description of the Excluded Assets;
       Exhibit 8: Description of the Excluded Liabilities; and
       Exhibit 9: Form of the Note) (see below).

10.3 Assignment of U.S. Origin Patent Application, dated December 19, 2003 (see below).

10.4   Consulting Agreement between the Registrant and George S.
       Avery, dated December 19, 2003 (see below).

16 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on August
       29, 2002).

17.1 Letter on Director Resignation issued by Brent Paschal, dated January 30, 2003 (incorporated by reference to Exhibit 17.1 of the Form 8-K filed on February 19, 2003).

17.2 Letter on Director Resignation issued by George Avery, dated January 30, 2003 (incorporated by reference to Exhibit 17.2 of the Form 8-K filed on February 19, 2003).

23     Consent of Independent Certified Public Accountant (see below).

31     Rule 13a-14(a)/15d-14(a) Certification of Gary Borglund (see below).

32     Section 1350 Certification of Gary Borglund (see below).