Form 10QSB
period 2004-03-31
AVERY SPORTS TURF INC
filed 2004-05-13
CIK 1083638

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                           COMMISSION FILE NUMBER: 0-29447


                              AVERY SPORTS TURF, INC.
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                             52-2171803
(State or Other Jurisdiction of Incorporation                 (I.R.S. Employer
           or Organization)                                 Identification No.)

    2535 Pilot Knob Road, Suite 118, Mendota Heights, Minnesota     55120
     (Address of Principal Executive Offices)                    (Zip Code)

               Registrant's telephone number:  (651) 452-1606

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

     As of March 31, 2004, the Registrant had 149,777,165 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No  X   .

                                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                            PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF
              MARCH 31, 2004                                                 3

              STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED
              MARCH 31, 2003 AND MARCH 31, 2004                              4

              STATEMENTS OF CASH FLOWS
              FOR THREE MONTHS ENDED
              MARCH 31, 2003 AND MARCH 31, 2004                              5

              NOTES TO FINANCIAL STATEMENTS                                  6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  8

     ITEM 3.  CONTROLS AND PROCEDURES                                       15

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                             16

     ITEM 2.  CHANGES IN SECURITIES                                         16

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               16

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           16

     ITEM 5.  OTHER INFORMATION                                             16

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              16

SIGNATURE                                                                   17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                              AVERY SPORTS TURF, INC.
                                  BALANCE SHEET
                                  MARCH 31, 2004
                                   (Unaudited)

                                     ASSETS

Current Assets
Cash                                                              $         -
Accounts receivable                                                     4,612
Inventory                                                              32,410
  Total current assets                                                 37,022

Property and equipment
Building                                                              512,089
Equipment                                                              42,000
Less: Depreciation                                                     (7,818)
  Total Fixed Assets                                                  546,271
            Total Assets                                          $   583,293

                        LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Bank overdraft                                                         10,684
Current portion - LTD                                                  80,400
Notes payable - short term                                             91,000
Accounts payable and accrued expense                                  114,008
Deposits                                                               46,328
Related party payable                                                   5,531
  Total Current Liabilities                                           347,951

Long Term Liabilities
Mortgage                                                              215,949
Notes payable                                                         242,500
Less: current portion                                                 (80,400)
  Total Long Term Debt                                                378,049
    Total Liabilities                                                 726,000

Shareholders' Deficit
Common stock, par value $0.001
   authorized 500,000,000 shares,
   issued and outstanding 149,777,165                                 149,777
Additional paid-in capital                                          3,226,833
Less: subscriptions receivable $505,859
   Net of $505,859 allowance - doubtful accounts                            -
Deficit                                                            (3,519,312)
  Total Shareholders' Equity                                         (142,707)
Total Liabilities and Shareholders' Deficit                           583,293

               See accompanying notes to financial statements


                           AVERY SPORTS TURF, INC.
                          STATEMENTS OF OPERATIONS
                                (Unaudited)

                                          Three Months      Three Months
                                              Ended            Ended
                                          March 31, 2003    March 31, 2004

Net Sales                                    $ 29,745         $   30,034

Cost of Goods Sold                             27,715              4,266

Gross Profit                                    2,030             25,768

Selling, General and Administrative
   Expenses                                     8,346            213,159
Depreciation                                        -              6,688
Interest Expense                                    -              3,427
Miscellaneous (Income) Expense               ( 10,449)               201
Income (Loss) From Operations                   4,133           (197,707)
Income Tax                                          -                  -
Net Income (Loss)                               4,133           (197,707)

Loss Per Common Share Basic and Diluted        (0.000)            (0.000)
Weighted Average Number of Common
   Shares Outstanding                       70,136,665       137,599,143

             See accompanying notes to financial statements


                            AVERY SPORTS TURF, INC.
                           STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                              Three Months      Three Months
                                                  Ended            Ended
                                              March 31, 2003    March 31, 2004

Cash Flows From Operating Activities:
Net income (loss)                                $    4,133       $(197,707)
Adjustments to reconcile net loss to
   net cash used in operating activities:
Depreciation                                              -           6,688
Stock for services (returned)                       (11,100)        105,500
Changes in operating assets and liabilities:
Inventory                                            (2,555)        (32,410)
Accounts receivable                                 (29,745)         (4,612)
Notes payable                                             -          61,000
Accounts payable                                          -          11,554
Related party payable                                19,200           5,531
Bank overdraft                                       18,702          10,684
Deposit - affiliate                                       -         (14,722)
Net Cash Used In Operating Activities                (1,365)        (48,494)

Cash Flows From Investing Activities:
Investment - equipment                                   (-)        (12,000)
Net Cash Used In Investing Activities                    (-)        (12,000)

Cash Flows From Financing Activities:
Mortgage reduction                                        -            (586)
Proceeds from issuance of stock                           -          26,000
Notes payable - non current                               -          20,000
   Net Cash Provided By Financing Activities              -          45,414

Net Decrease In Cash                                 (1,365)        (15,080)

Cash at Beginning of Period                           1,365          15,080

Cash at End of Period                                     -               -

Supplemental Disclosure of Cash Flow Information:
Stock for services                                        -         105,500
Stock returned - 11,100,000 common shares,
   @ $0.001 par value per share                     (11,100)              -

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

These financial statements should be read in conjunction with the December 31, 2003 audited financial statements contained in the Form 10-KSB. The operating results for any interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

NOTE 2.  HISTORY

Avery Sports Turf, Inc., formerly In-Sports International, Inc., a Delaware corporation ("Company"), was created as a result of a reverse acquisition with Perma Grass Corporation ("Perma"), and is engaged in developing a business of distributing and installing artificial grass surfaces for commercial, athletic, residential and child care applications (sometimes known as "artificial turf").

The Company was incorporated on March 10, 1994 in the state of Delaware as Beta Acquisition Corp. ("Beta") and on September 7, 1995 Beta changed its name to In-Sports International, Inc. In August
2002, the name was changed to Avery Sports Turf, Inc.

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

Perma was "spun off" on January 10, 2001.

NOTE 4.  CONTINUED EXISTENCE

As shown in the accompanying interim financial statements, the Company has as of March 31, 2004 an accumulated deficit of $3,519,000. The industry in which the Company operates is very dynamic and extremely competitive. The Company's ability to generate net income and positive cash flows is dependent on the ability to continue to increase sales while reducing operating costs, as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of March 31, 2004, these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 5. LITIGATION

The Company could possibly be exposed to litigation in connection with the issuance of stock subscriptions by previous management. Current management believes litigation unlikely

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, its audited financial statements and related notes included elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

     The Registrant manufactures a distinctive and highly recognized line of artificial turf products. Such products include natural landscape, safe play area, and putting green materials, driving mats and accessory products. The Registrant's primary market area is the U.S. and, in particular, those western states where shrinking water supplies are creating an increasing demand for artificial turf products in residential, daycare and commercial landscape applications. The Registrant's products are distributed primarily to wholesale customers and landscape installation contractors. Synthetic Turf Corporation of America is acting as the Registrant's agent on golf and related products in some areas.

     The Registrant acquired manufacturing facility and assets in the fourth quarter of 2003 from a private corporation.

     The Registrant has and is implementing a plan to acquire and warehouse an inventory of turf products at strategic locations throughout its market territories, but it will need to raise significant additional financing or secure a working capital line of credit in order to successfully fund such expanded operations. If the Registrant is not able to complete a financing or secure a working capital line of credit in a timely manner, it will need to implement fundamental changes to its business and operations which will likely include substantially reducing, suspending, or terminating such a capacity expansion and substantially reducing its operating expenditures.

Results of Operations.

(a)  Revenues.

     The Registrant reported $30,034 in revenues for the three months ended March 31, 2004. This represents an approximate same sales amount from the quarter ended March 31, 2003, which generated revenues of $29,745. The Registrant experienced low sales during this quarter due to a seasonality of product installation and usage.

(b)  Selling, General, and Administrative Expenses.

     The operating loss of $197,707 for the three months ended March 31, 2004 was attributable mainly to selling, general, and administrative ("SG&A") expenses of which salaries and professional services made up the largest portion. Professional fees and outside services in the current quarter totaled $146,156, or approximately 65 % of SG&A costs. SG&A costs of $8,346 were incurred in the quarter ended March 31, 2003. This dramatic increase was due to the start up costs of manufacturing preparation due to the purchase of the manufacturing facilities in Georgia.

(c)  Depreciation and Amortization.

     Depreciation and amortization for the three months ended March 31, 2004 was $6,688 and zero in the three months ended March 31, 2003. Depreciation is attributable to the manufacturing facilities owned during 2004 but absent during the same quarter in 2003.

(d)  Interest Expense.

     The Registrant incurred interest charges (net of interest income) of $3,427 in the three months ended March 31, 2004, compared with zero in the three months ended March 31, 2003. The interest expense in the quarter ended March 31, 2004 is the result of borrowings for the Registrant's manufacturing operations.

(e)  Income Tax Benefit.

     At March 31, 2004, the Registrant had available net operating loss carryforwards of approximately $3.5 million that may provide future tax benefits expiring beginning in June of 2006; this compares with net operating loss carryforwards of approximately $2.4 million at March 31, 2003.

(f)  Net Loss.

     The Registrant reported a net loss of $197,707 for the three months ended March 31, 2004. This compared to a net income of $ 4,133 for the three months ended March 31, 2003. The net income in the 2003 quarter is primarily due to a gain from the surrender of stock held by former officers and directors of the Registrant

Factors That May Affect Operating Results.

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

     The Registrant is also subject to the following specific factors that may affect its operating results:

(a)  Competition.

     The market for artificial turf is competitive and the Registrant expects competition to continue to increase. In addition, the companies with whom the Registrant has relationships could develop products or services, which compete with the Registrant's products or services. Also, some competitors in the Registrant's market have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than the Registrant does. The Registrant also expects to face additional competition as other established and emerging companies enter the market for artificial turf. To be competitive, the Registrant believes that it must, among other things, invest resources in developing new products, improving its current products and maintaining customer satisfaction. Such investment will increase the Registrant's expenses and affect its profitability. In addition, if it fails to make this investment, the Registrant may not be able to compete successfully with its competitors, which could have a material adverse effect on its revenue and future profitability

(b)  Acceptance of Synthetic Turf Surfaces.

     The Registrant's success in establishing an artificial turf business will be dependent on business and consumer acceptance of such products and their suitability for landscaping applications. If the markets for the Registrant's products do not develop or develop more slowly than the Registrant expects, its business may be harmed. If acceptance of artificial turf surfacing does not grow, the Registrant may not be able to increase revenues. Artificial surface usage by businesses and consumers is in an early stage of development, and market acceptance of such products is uncertain. A number of factors may inhibit the growth of usage of Registrant's artificial turf products, including regional weather patterns, product quality and aesthetic concerns, inconsistent quality of service, and limited availability of cost-effective manufacturing processes. If these or any other factors cause acceptance of Registrant's products to slow or decline, its results of operations could be adversely affected.

(c)  Technological and Market Changes.

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

(d)  Dependence on Suppliers.

     The Registrant depends upon a number of suppliers for components of its products. There is an inherent risk that certain components of the company's products will be unavailable for prompt delivery or, in some cases, discontinued. The Registrant only has limited control over any third-party manufacturer as to quality controls, timeliness of production, deliveries and various other factors. Should the availability of certain components be compromised, it could force the company to develop alternative designs using other components, which could add to the cost of goods sold and compromise delivery commitments. If the Registrant is unable to obtain components in a timely manner, at an acceptable cost, or at all, the company may need to select new suppliers. In such an instance, the Registrant would not be able to manufacture product for a period of time, which could materially adversely affect its business, results from operations, and financial condition.

(e)  Protection of Proprietary Rights.

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

(f)  Key Personnel.

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

Liquidity and Capital Resources.

     The Registrant currently has total current assets of $37,022 and total current liabilities of $347,951, resulting in a net working capital deficit of $ 310,929. The Registrant is currently in negotiations for additional capital to finance its future growth plans.

     At March 31, 2004, the Registrant had a deposit on product outstanding of $45,728 due to a related party (common directors).
There is no direct ownership between the Registrant and the related party.

     On February 17, 2004 the Registrant sold 2,600,000 shares of common stock in a Regulation D offering to two individuals for a total consideration of $26,000 ($0.01 per share).

     The Registrant continues to explore possible sources of financing fund operations and provide the company with the ability to liquidate, modify, extend or otherwise satisfy present or future indebtedness of the Registrant. While the Registrant's management believes it will be successful in arranging adequate lines of equity or debt financing to carry out its business plan, there is no assurance of that occurring.

     The Registrant's continued operations, as well as the implementation of its business plan, will depend upon its ability to raise additional funds through bank borrowings and equity or debt financing. The Registrant estimates that it will need to raise approximately $500,000 over the next twelve months for such purposes. However, adequate funds may not be available when needed or may not be available on terms favorable to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. The Registrant's independent accountants' audit report included in the Form 10-KSB for the year ended December 31, 2003 includes a substantial doubt paragraph regarding the Registrant's ability to continue as a going concern.

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

Critical Accounting Policies.

     The Securities and Exchange Commission ("SEC") has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) non-cash compensation valuation; and (c) revenue recognition. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

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

(c)  Revenue Recognition.

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

ITEM 3.  CONTROLS AND PROCEDURES.

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

Changes in Disclosure Controls and Procedures.

     There were no significant changes in the Registrant's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures since their most recent evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant made the following  sales of unregistered
(restricted) securities during the quarter ended March 31, 2003.

     (a) On February 17, 2004 the Registrant sold 2,600,000 shares of common stock to two accredited investors for cash totaling $26,000 ($0.01 per share)

     (b) On March 30, 2004 the Registrant issued 1,000,000 shares to one individual for services to be rendered valued at $5,000 ($0.005 per share)

     No commissions were paid in connection with these sales. These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended ("Act"). Each of the transactions did not involve a public offering and each of the investors represented that he was a "sophisticated" or "accredited" investor as defined in Rule 502 of Regulation D.

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

                                       Avery Sports Turf, Inc.


Dated: May 11, 2004                    By: /s/ Gary Borglund
                                       Gary Borglund, President

                                  EXHIBIT INDEX

Number                         Description

2.1 Letter of Intent for Acquisition of Avery Sports Turf by the Registrant, dated November 16, 1999 (incorporated by reference to Exhibit 10.1 of the Form 10-SB filed on February 10, 2000).

2.2 Agreement of Purchase and Sale between the Registrant, and George Avery, Jural Avery and Avery Sports Turf (a Georgia corporation), dated December 19, 2003 (including the following exhibits: Exhibit 1: Description of the Land;
        Exhibit 2: Description of the Equipment; Exhibit 3:
        Description of the Intellectual Property; Exhibit 4:
        Description of Assumed Liabilities; Exhibit 5: Description of Assumed Customer Contracts (actual contracts not included); Exhibit 6: Assignment of Intellectual Property;
        Exhibit 7: Description of the Excluded Assets; Exhibit 8:
        Description of the Excluded Liabilities; and Exhibit 9: Form of the Note) (incorporated by reference to Exhibit 10.2 of the Form 10-KSB filed on April 16, 2004).

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

3.4 Certificate of Amendment to the Articles of Incorporation, dated July 22, 2002 (incorporated by reference to Exhibit
        3.4 of the Form 10-QSB/A filed on August 5, 2003).

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

10.2 Assignment of U.S. Origin Patent Application, dated December 19, 2003 (incorporated by reference to Exhibit 10.3 of the Form 10-KSB filed on April 16, 2004).

10.3    Consulting Agreement between the Registrant and George S.
        Avery, dated December 19, 2003 (incorporated by reference to
        Exhibit 10.4 of the Form 10-KSB filed on April 16, 2004).

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