Form 10QSB
period 2004-06-30
AVERY SPORTS TURF INC
filed 2004-08-19
CIK 1083638

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                       COMMISSION FILE NUMBER: 0-29447


                          AVERY SPORTS TURF, INC.
         (Exact name of registrant as specified in its charter)


          Delaware                                            52-2171803
(State or Other Jurisdiction of Incorporation           (I.R.S. Employer
        or Organization)                                Identification No.)

   2535 Pilot Knob Road, Suite 118  Mendota Heights, MN           55120
        (Address of Principal Executive Offices)                 (Zip Code)

               Registrant's telephone number:  (651) 452-1606

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

     As of June 30, 2004, the Registrant had 149,777,165 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No X   .

                                   TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF
              JUNE 30, 2004                                                3

              STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED
              JUNE 30, 2003 AND JUNE 30, 2004                              4

              STATEMENTS OF CASH FLOWS
              FOR SIX MONTHS ENDED
              JUNE 30, 2003 AND JUNE 30, 2004                              5

              NOTES TO FINANCIAL STATEMENTS                                6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                9

     ITEM 3.  CONTROLS AND PROCEDURES                                     16

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                           17

     ITEM 2.  CHANGES IN SECURITIES                                       17

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             17

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         17

     ITEM 5.  OTHER INFORMATION                                           17

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            17

SIGNATURE                                                                 18


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                               AVERY SPORTS TURF, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2004
                                   (Unaudited)

                                      ASSETS
Current Assets
Cash                                                              $        -
Accounts receivable                                                    1,500
Inventory                                                             17,023
   Total Current Assets                                               18,523
Property and equipment
Building - security for mortgage                                     512,089
Equipment                                                             42,000
 Less - depreciation                                                 (14,506)
  Total Fixed Assets                                                 539,583
Total Assets                                                         558,106

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Bank overdraft                                                         5,589
Notes payable                                                         90,500
Accounts payable                                                      91,554
Current portion - long term debt                                     129,800
Notes payable - related parties                                       93,200
Accrued expense and other current liabilities                         59,999
 Total Current Liabilities                                           470,642

Long Term Liabilities
Mortgage - secured by building                                       214,540
Notes Payable                                                        242,500
  Less - current portion                                            (129,800)
      Total Long Term Liabilities                                    327,240
        Total Liabilities                                            797,882

Shareholders' Deficit
Common stock, par value $0.001
   Authorized 500,000,000 shares,
   issued and outstanding 149,777,165                                149,777
Additional paid-in capital                                         3,226,833
Less: subscriptions receivable
   Net of $505,859 allowance - doubtful accounts                           -
Deficit                                                           (3,616,387)
  Total Shareholders' Deficit                                       (239,776)
   Total Liabilities and Shareholders' Deficit                       558,106

See accompanying notes to financial statements


                              AVERY SPORTS TURF, INC.
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                             Three Months     Three Months     Six Months     Six Months
                                                Ended            Ended           Ended          Ended
                                             June 30, 2004    June 30, 2003   June 30, 2004  June 30, 2003
Net Sales                                    $  40,267        $  71,357       $  70,301      $  101,102
Cost of Goods Sold                              21,785           57,752          26,051          85,467
Gross Profit                                    18,482           13,605          44,250          15,635
Selling, General and Administrative             99,633           96,476         312,993          94,373
Depreciation                                     6,687                -          13,375               -
Interest Expense                                 9,234                -          12,661               -
Loss From Operations                           (97,072)         (82,871)       (294,779)       (78,738)
Income Tax Provision                                 -                -               -              -
Net Loss                                       (97,072)         (82,871)       (294,779)       (78,738)
Loss Per Common Share
   Basic and Diluted                             (0.00)          (0.001)         (0.002)        (0.001)
Weighted Average Number of Common
   Shares Outstanding                      149,777,165       70,136,665     143,729,363     74,015,047



See accompanying notes to financial statements


                                  AVERY SPORTS TURF, INC.
                                  STATEMENTS OF CASH FLOWS
                                         (Unaudited)


                                                                    Six Months          Six Months
                                                                      Ended               Ended
                                                                   June 30, 2004       June 30, 2003
Cash Flows From Operating Activities
Net (Loss                                                          $ (294,779)         $  (78,738)
djustments to reconcile net loss to
   net cash used in operating activities:
Depreciation                                                           13,375                   -
Stock for services                                                    105,500              56,516
Changes in operating assets and liabilities:
Accounts receivable                                                    (1,500)
Inventory                                                             (17,023)             (2,105)
Notes Payable - affilicate                                             32,150             (23,272)
Account receivable - inter-company                                          -             (54,745)
Prepaids                                                                    -              (7,400)
Note payable                                                           60,500              16,500
Accounts payable                                                       36,156               (823)
Accrued Expense                                                        12,945                  -
Bank overdraft                                                          5,589                201
   Net Cash Used In Operating Activities                              (47,087)           (93,866)

Cash Flows From Investing Activities
Investment- equipment                                                 (12,000)                -
    Net Cash Used in Investing Activities                             (12,000)
Cash Flows From Financing Activities
Mortgage reduction                                                     (1,992)                -
Proceeds from note payable                                             20,000                 -
Proceeds from issuance of stock                                        26,000            92,500
   Net Cash Provided by Financing Activities                           44,008            92,500

Net Increase (Decrease) in Cash                                       (15,079)           (1,366)

Cash at Beginning of Period                                            15,079             1,366

Cash at End of Period                                                       0                 0

Supplemental Disclosure of Cash Flow Information:
Stock for services - 3,380,800 shares
 @ $0.02 per share                                                          -            67,616
Stock for services - 19,800,000 shares
 @ $0.005 - $0.01 per share                                           105,500                 -
Stock returned - 11,100,000 common shares
 @ $0.001 par value                                                         -           (11,100)

                                                                    $ 105,500        $   56,516
Cash Paid:
Interest                                                                    -                 -
Income taxes                                                                -                 -


See accompanying notes to financial statements


                                AVERY SPORTS TURF, INC.
                             NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Avery Sports Turf, Inc. (formerly known as In-Sports International, Inc.), a Delaware corporation ("Company"), all adjustments (consisting of normal accruals) considered necessary for a fair presentation of these financial statements have been included.

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

Perma was "spun off" January 10, 2001.

NOTE 4.  CRITICAL ACCOUNTING POLICIES

Use of Estimates.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, revenue recognition and allowances, accrued liabilities, deferred revenue, loss contingencies and accounting for income taxes. Actual results could differ from these estimates.

Revenue Recognition.

Revenue is recognized on a completed contract basis, i.e., when the product or services are provided.

Inventory

Inventory is valued at specific identification adjusted to the lower of cost or market value.

Impaired Fair Value of Financial Instruments.

The carrying amounts for the Company's cash, accounts payable, accrued liabilities, due to stockholder and officers approximate fair value due to the short-term maturity of these instruments.

Income Taxes.

In February 1992, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 required a change from the deferred method of accounting for income taxes of Accounting Principles Board Opinion No. 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Effective January 1, 1993, the Company adopted SFAS No. 109.

Earnings (Loss) per Share.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Effective January 1, 1998, the Company adopted SFAS No.
128. Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the fully diluted losses per share for the first quarter of fiscal years 2004 and 2003 were antidilutive, basic and diluted losses per share are the same. Accordingly, rights to purchase common issuable upon conversion of convertible debentures were not included in the calculation of diluted earnings per common share.

NOTE 5.  CONTINUED EXISTENCE

As shown in the accompanying interim financial statements, the Company has as of June 30, 2004 an accumulated deficit of approximately $3,616,000. The industry in which the Company operates is very dynamic and extremely competitive. The Company's ability to generate net income and positive cash flows is dependent on the ability to continue to increase sales while reducing operating costs, as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of June 30, 2004, these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 6.  RELATED PARITES

The Company's president is also the president of a public company that is owed $93,200 by the Company.

NOTE 7.  LITIGATION

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

Overview.

     The Registrant manufactures a distinctive and highly recognized line of artificial turf products. Such products include natural landscape, safe play area, and putting green materials, driving mats and accessory products. The Registrant's primary market area is the U.S. and, in particular, those western states where shrinking water supplies are creating an increasing demand for artificial turf products in residential, daycare and commercial landscape applications. The Registrant's products are distributed primarily to wholesale customers and landscape installation contractors. Synthetic Turf Corporation of America, of which the president of the Registrant is also the president, is acting as the Registrant's agent on golf and related products in some areas.

     The Registrant acquired a manufacturing facility and assets in the fourth quarter of 2003 from a private corporation.

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

Results of Operations.

(a)  Revenues.

     The Registrant reported $70,301 in revenues for six months ended
June 30, 2004 compared to $101,102 for the comparable period ending
June 30, 2003. a decrease of approximately 30%. The Registrant reported revenues of $40,267 for the three months ended June 30, 2004 compared to $71,357 for the three months ended June 30, 2003, a decrease of approximately 44%. The decrease in sales for both periods was due to start up at the plant acquired by the company at the end of 2003.

(b)  Selling, General, and Administrative Expenses.

     Selling, general and administrative expenses of $312,993 were incurred in the six months ended June 30, 2004 compared to $94,373 for the same period ended June 30, 2003, an increase of approximately 332%. For the three months ended June 30, 2004 these expenses totaled $99,633 compared to $96,476 for the same period in 2003, an increase of approximately 3%. Professional fees and outside services in the six months ended June 30, 2004 totaled $188,630, along with payroll
expense of $76,928, amounted to 85% of total expenses.    These
increases were due to the start up costs of manufacturing preparation due to the purchase of the manufacturing facilities in Georgia plus the increase us of consulting services.

(c)  Depreciation and Amortization.

     Depreciation and amortization for the three months ended June 30, 2004 was $6,688 and zero in the three months ended June 30, 2003. The category of expense totaled $13,375 for the six months ended June 30, 2004 with a zero cost in the same period in 2003. Depreciation is attributable to the manufacturing facilities owned during 2004 but absent during the same quarter in 2003.

(d)  Interest Expense.

     The Registrant incurred interest charges (net of interest income) of $9,234 in the three months ended June 30, 2004, compared with zero for the same period in 2003. Interest cost were $12,661 for the six months period ended June 30, 2004 and zero for the same period in 2003. The interest expense in the quarter ended June 30, 2004 is the result of borrowings for the Registrant's manufacturing operations.

(e)  Income Tax Benefit.

     At June 30, 2004, the Registrant had available net operating loss carryforwards of approximately $3.6 million that may provide future tax benefits expiring beginning in June of 2006; this compares with net operating loss carryforwards of approximately $2.5 million at June 30, 2003.

(f)  Net Loss.

     The Registrant reported a net loss of $97,072 for the three months ended June 30, 2004 as compared to a net loss of $82,871 for the three months ended June 30, 2003, an increase of approximately 17%. The net loss for the six months period ended June 30, 2004 was $294,779 compared to a net loss for the same period ended in 2003 of $78,738, an increase of approximately 374%. The increased loss was due primarily to the plant operations during 2004 and higher consulting and professional fees during the six-month period in 2004.

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

Operating Activities.

     The net cash used by operating activities for the six months ended June 30, 2004 was $47,087, as compared to $93,866 for the six months ended June 30, 2003, a decrease of $46,779 or approximately 50%.

Liquidity and Capital Resources.

     The Registrant currently has total current assets of $18,523 and total current liabilities of $470,642, resulting in a net working capital deficit of $452,119. The Registrant will require additional working capital to continue as a going concern.

     The Registrant owes the former owner of the building housing the manufacturing facilities in Rome, Georgia $200,000 bearing no interest with payments of $25,000 each due in March, June and September of 2004 and 2005 and a final payment due in March 2006 of $50,000. As of June 30, 2004 the Registrant was $50,000 in arrears on this note. The Registrant is working with the note holder to cure the note on an agreeable basis.

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

Critical Accounting Policies.

     The Securities and Exchange Commission ("SEC") has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) stock based compensation arrangements; and (c) revenue recognition. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

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

Forward Looking Statements.

     The foregoing management's discussion and analysis of financial condition and results of operations contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Registrant's estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, the features and benefits of its products, its growth strategy, the need for additional sales and support staff, its operating losses and negative cash flow, and its critical accounting policies. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above, as well as risks related to the Registrant's ability to develop new technology and introduce new products, and its ability to protect its intellectual property. These forward-looking statements speak only as of the date hereof. The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant made no sales of unregistered (restricted) securities during the quarter ended June 30, 2004.

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

                                       Avery Sports Turf, Inc.


Dated: August 18, 2004                 By: /s/ Gary Borglund
                                       Gary Borglund, President

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

4.4 Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 2), dated July 1, 2004
        (incorporated by reference to Exhibit 4 of the Form S-8 POS filed on July 27, 2004).

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