Form 10QSB
period 2004-09-30
AVERY SPORTS TURF INC
filed 2004-11-12
CIK 1083638

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                                 COMMISSION FILE NUMBER: 0-29447


                                         AVERY SPORTS TURF, INC.  .
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

                                     (651) 452-1606
                              (Registrant's  Telephone Number)

          ______________________________________________________________
(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last
                                    Report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes     X       No            .

     As of September 30, 2004, the Registrant had 154,277,165 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No  X .

                                    TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                             PAGE

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  BALANCE SHEET AS OF SEPTEBMER 30, 2004                      3

                  STATEMENTS OF OPERATIONS
                  FOR THE THREE AND NINE MONTHS ENDED
                  SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003                   4

                  STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED
                  SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003                   5

                  NOTES TO FINANCIAL STATEMENTS                               6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS               9

         ITEM 3.  CONTROLS AND PROCEDURES                                    17

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                          17

         ITEM 2.  UNREGISTERED SALES OF EQUITY
                  SECURITIES AND USE OF PROCEEDS                             17

        ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             17

        ITEM 4.  SUBMISSION OF MATTERS TO A
                 VOTE OF SECURITY HOLDERS                                    17

        ITEM 5.  OTHER INFORMATION                                           17

        ITEM 6.  EXHIBITS                                                    18

SIGNATURE                                                                    18


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                              AVERY SPORTS TURF, INC.
                                  BALANCE SHEET
                                SEPTEMBER 30, 2004
                                   (Unaudited)

                                      ASSETS
Current Assets
  Cash                                                             $       -
  Accounts Receivable                                                 13,857
  Inventory                                                           29,130
   Total Current Assets                                               42,987
Property and equipment
  Building - Security for Mortgage                                   512,089
  Equipment                                                           45,300
  Less - Depreciation                                                (21,727)
   Total Fixed Assets                                                535,662
   Total Assets                                                    $ 578,649

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Current Portion - Long-Term Debt                                     150,000
Mortgage - Secured by Building                                       213,490
Bank Overdraft                                                         3,022
Accounts Payable                                                      93,268
Notes Payable                                                         98,376
Notes Payable - Related Parties                                      181,040
Accrued Expense and Other Current Liabilities                         85,668
   Total Current Liabilities                                         824,864

Long Term Liabilities
  Notes Payable                                                      242,500
  Less - Current Portion                                            (150,000)
   Total Long -Term Liabilities                                       92,500
   Total Liabilities                                                 917,364

Shareholders' Deficit
  Common Stock, Par Value $0.001;
   Authorized 500,000,000 Shares,
   Issued and Outstanding 154,277,165                                154,277
Additional Paid-In Capital                                         3,233,583
Less: Subscriptions Receivable
   Net of $505,859 Allowance - Doubtful Accounts                           -
Deficit                                                           (3,726,575)
   Total Shareholders' Deficit                                      (338,715)
   Total Liabilities and Shareholders' Deficit                       578,649

See accompanying notes to financial statements


                               AVERY SPORTS TURF, INC.
                              STATEMENTS OF OPERATIONS
                                    (Unaudited)


                                                     Three Months Ended              Nine Months Ended
                                                        September 30,                   September 30,
                                                     2004          2003              2004         2003
Net Sales                                            $  34,681     $   17,325        $  104,983  $ 118,427

Cost of Goods Sold                                      30,016         14,175            56,067     99,642

Gross Profit                                             4,665          3,150            48,916     18,785

Selling, General and Administrative                    103,871        257,667           416,034    354,801

Depreciation                                             7,221              -            20,597          -

Amortization                                                 -         30,563                 -     30,563

Interest Expense                                         4,591              -            17,252          -

Loss From Operations                                  (111,018)      (285,080)         (404,967)  (366,579)

Income Tax Provision                                         -              -                 -          -

Net Loss                                              (111,018)      (285,080)         (404,967)  (366,579)

Loss Per Common Share
   Basic and Diluted                                   (0.0066)        (0.003)          (0.0027)    (0.004)

Weighted Average
   Number of Common
   Shares Outstanding                              152,984,347      85,616,295      145,745,297  77,924,625


See accompanying notes to financial statements


                                     AVERY SPORTS TURF, INC.
                                    STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                       2004               2003

Cash Flows From Operating Activities
  Net Loss                                             $(404,967)    $(366,579)
  Adjustments to Reconcile Net Loss to
   Net Cash Used in Operating Activities:
  Depreciation                                            20,597        30,563
  Stock for Services                                     116,750        66,516
  Changes in Operating Assets and Liabilities:
  Accounts Receivable                                    (13,857)      (41,825)
  Inventory                                              (29,130)            -
  Notes Payable - Affiliate                              119,990       (23,260)
  Prepaids                                                     -       (16,420)
  Note Payable                                            68,357        16,500
  Accounts Payable                                        32,549        16,777
  Accrued Expense                                         74,109       (20,000)
    Net Cash Used in Operating Activities                (15,602)     (337,728)

Cash Flows From Investing Activities
  Deposit on Building                                          -        (5,000)
  Investment - Equipment                                 (15,300)            -
   Net Cash Used in Investing Activities                 (15,300)       (5,000)

Cash Flows From Financing Activities
  Bank Overdraft                                           3,022             -
  Mortgage Reduction                                      (3,041)            -
  Proceeds from Note Payable                              20,000        10,000
  Proceeds from Issuance of Stock                        26,000        335,601
   Net Cash Provided by Financing Activities             45,981        345,601

Net Increase (Decrease) in Cash                         (15,079)         2,873

Cash at Beginning of Period                              15,079          1,366

Cash at End of Period                                         0          4,239

Supplemental Disclosure of Cash Flow Information:
  Interest                                                    -              -
  Income taxes                                                -              -
  Stock for Services - 3,325,800 Shares
  @ $0.02 per Share                                           -         66,516
  Stock for Services - 24,300,000 Shares
  @ $0.005 - $0.01 per Share                            116,750              -
  Stock Returned - 11,100,000 Common Shares
   @ $0.001 Par Value                                         -       (11,100)

See accompanying notes to financial statements


                              AVERY SPORTS TURF, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Avery Sports Turf, Inc., a Delaware corporation ("Company"), all adjustments (consisting of normal accruals) considered necessary for a fair presentation of these financial statements have been included.

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

Revenue Recognition.

Revenue is recognized when the product or services are provided and accepted by the customer.

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

Earnings (Loss) per Share.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Effective January 1, 1998, the Company adopted SFAS No.
128. Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the fully diluted losses per share for the three quarters of fiscal years 2004 and 2003 were antidilutive, basic and diluted losses per share are the same

NOTE 5.  CONTINUED EXISTENCE

As shown in the accompanying interim financial statements, the Company has as of September 30, 2004 an accumulated deficit of approximately $3,726,000. The industry in which the Company operates is very dynamic and extremely competitive. The Company's ability to generate net income and positive cash flows is dependent on the ability to increase sales while containing operating costs, as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of September 30, 2004, these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 6.  RELATED PARITES

The Company's president is also the president of a public company that is owed $181,040 by the Company.

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

Results of Operations.

(a)  Revenues.

     The Registrant reported $104,983 in revenues for nine months ended September 30, 2004 compared to $118,427 for the nine months ended September 30, 2003, a decrease of $13,444 or approximately 11%. The Registrant reported revenues of $34,681 for the three months ended September 30, 2004 compared to $17,325 for the three months ended September 30, 2003, an increase of $17,356 or approximately 100%. The increase in sales for the three-month period was due to wider distribution during the quarter over the same period a year earlier, while the decrease in sales during the nine-month period is attributable to initial plant start up at the beginning of the period.

(b)  Selling, General, and Administrative Expenses.

     Selling, general and administrative expenses of $416,034 were incurred in the nine months ended September 30, 2004 compared to $354,801 for the nine months ended September 30, 2003, an increase of $61,233 or approximately 17%. These expenses were $103,871 for the three months ended September 30, 2004 $257,667 for the three months ended September 30, 2003, a decrease of $153,796 or approximately 60%. Professional fees and outside services in the nine months ended September 30, 2004 totaled $224,713, along with payroll expense of $113,371, amounted to 76% of total expenses. The increase for the nine-month period was due to the start up costs of manufacturing preparation due to the purchase of the manufacturing facilities in Georgia, while the decrease for the three-month period was due to a decrease in compensation for professional services.

(c)  Depreciation and Amortization.

     Depreciation was $20,967 for the nine months ended September 30, 2004 compared to zero in the nine months ended September 30, 2003. Depreciation and amortization totaled $7,221 for the three months ended September 30, 2004 compared to zero for the three months ended September 30, 2003. Amortization for both the three and nine months ending September 30, 2004 was zero compared to $30,563 for the same periods in 2003. Depreciation is attributable to the manufacturing facilities owned during 2004 but absent during the same periods in 2003, while the amortization was due to the manufacturing agreement in place during 2003 and not in 2004.

(d)  Interest Expense.

     Interest expense (net of interest income) was $17,252 for the nine months period ended September 30, 2004 and zero for the nine months ended September 30, 2003. This expense was $4,591 for the three months ended September 30, 2004 compared to zero for the three months ended September 30, 2003. The interest expense in the nine-month and three-month periods ended September 30, 2004 is the result of borrowings for the Registrant's manufacturing operations plus interest payments on the manufacturing building owned in 2004 but not in 2003.

(e)  Income Tax Benefit.

     At September 30, 2004, the Registrant had available net operating loss carryforwards of approximately $2,400,000 that may provide future tax benefits expiring beginning in September of 2019; this compares with net operating loss carryforwards of approximately $1,500,000 at September 30, 2003. The increase in net operating loss carryforward is the result of the company's operating loss experienced during that year. The Registrant has fully reserved the resulting deferred tax asset because the likelihood of realization of these benefits cannot presently be determined.

(f)  Net Loss.

     The Registrant reported a net loss of $404,967 for the nine months ended September 30, 2004 compared to a net loss of $366,579 for the nine months ended September 30, 2003, an increase of $38,388 or approximately 10%. The Registrant reported a net loss of $111,018 for the three months ended September 30, 2004 compared to a net loss of $285,080 for the three months ended September 30, 2003, a decrease of $174,062 or approximately 61%. The decreased loss during the three-month period was due primarily to the plant operations during 2004 and lowering of consulting and professional fees. The higher net loss during the nine-month period was directly due to a higher selling, general and administrative costs during the nine months ended September 30, 2004.

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

Operating Activities.

     The net cash used by operating activities was $15,602 for the nine months ended September 30, 2004 compared to $337,728 for the nine months ended September 30, 2003, a decrease of $322,126 or approximately 95%.

Liquidity and Capital Resources.

     The Registrant currently has total current assets of $42,987 and total current liabilities of $824,864, resulting in a net working capital deficit of $781,877. The Registrant will require additional working capital to continue as a going concern.

     The Registrant owes the former owner of the building housing the manufacturing facilities in Rome, Georgia $200,000 bearing no interest with payments of $25,000 each due in March, June and September of 2004 and 2005 and a final payment due in March 2006 of $50,000. As of September 30, 2004 the Registrant was $75,000 in arrears on this note. The Registrant is working with the note holder to cure the note on an agreeable basis.

     The Registrant also owes a mortgage holder on this building $213,490. The mortgage payment for each month is $1,932.37, including both principal and interest. The mortgage matures on June 11, 2005 as which time the Registrant must either pay the outstanding balance of the mortgage or renegotiate a new maturity date.

     The Registrant has incurred losses and negative cash flows from operations for the last two years. The Registrant continues to explore possible sources of financing fund operations and provide the company with the ability to liquidate, modify, extend or otherwise satisfy present or future indebtedness of the Registrant. While the Registrant's management believes it will be successful in arranging adequate lines of equity or debt financing to carry out its business plan, there is no assurance of that occurring.

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

(b)  Non-Cash Compensation Valuation.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

                                       Avery Sports Turf, Inc.



Dated: November 8, 2004                By: /s/ Gary Borglund
                                       Gary Borglund, President


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

23      Consent of Independent Certified Public Accountant
        (incorporated by reference to Exhibit 23 of the Form 10-KSB filed on April 16, 2004).

31      Rule 13a-14(a)/15d-14(a) Certification of Gary Borglund
        (filed herewith).

32      Section 1350 Certification of Gary Borglund (filed herewith).