Form 10KSB
period 2004-12-31
AVERY SPORTS TURF INC
filed 2005-04-18
CIK 1083638

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                             COMMISSION FILE NUMBER: 0-29447

                                AVERY SPORTS TURF, INC.
               (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                         52-2171803
(State or Other Jurisdiction of Incorporation            (I.R.S. Employer
          or Organization)                               Identification No.)

 2535 Pilot Knob Road, Suite 118, Mendota Heights, Minnesota     55120
      (Address of Principal Executive Offices)                 (Zip Code)

                 Company's telephone number:  (651) 452-1606

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: Common
                            Stock, $0.001 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes    X      No           .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

     The Company had revenues of $124,976 for the fiscal year ended on December 31, 2004. The aggregate market value of the voting stock held by non-affiliates of the Company as of March 31, 2005: $149,777. As of March 31, 2005, the Company had 153,777,165 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No  X  .

                                   TABLE OF CONTENTS

PART I.                                                                   PAGE

ITEM 1.   DESCRIPTION OF BUSINESS                                            3

ITEM 2.   DESCRIPTION OF PROPERTY                                            9

ITEM 3.   LEGAL PROCEEDINGS                                                 10

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               10

PART II.

ITEM 5.   MARKET FOR COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS                                   10

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      11

ITEM 7.   FINANCIAL STATEMENTS                                              19

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE                            19

ITEM 8A. CONTROLS AND PROCEDURES                                            19

ITEM 8B  OTHER INFORMATION                                                  20

PART III.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
          AND CONTROL PERSONS; COMPLIANCE WITH
          SECTION 16(A) OF THE EXCHANGE ACT                                 20

ITEM 10. EXECUTIVE COMPENSATION                                             22

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS             23

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     25

ITEM 13. EXHIBITS                                                           26

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                            26

SIGNATURE                                                                   28

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.

     Avery Sports Turf, Inc., a Delaware corporation (formerly known as In-Sports International, Inc.) ("Company") was incorporated in Delaware on March 10, 1994, as Beta Acquisition Corp. In September 1995, the Company changed its name to In-Sports International, Inc. and in August 2002, changed its name from In-Sports International, Inc. to Avery Sports Turf, Inc.

     The Company's predecessor began operations on January 27, 1998, in the athletic surfacing industry as a distributor for Playfield
International, Inc., which the Company believes is one of the larger manufacturers of artificial turf.

     In December 1998, the Company acquired The Perma Grass Corporation ("PGC") as a wholly owned subsidiary in a reverse acquisition transaction in which the stockholders of PGC were issued 9,000,000 shares of the Company's common stock and became the controlling stockholders of the Company. PGC installs artificial turf in residential settings and childcare centers; PGC focuses on smaller scale applications. On July 17, 2000, the Company spun off PGC.

     In February 1999, the Company purchased the name "Ed-Car
Construction" ("Ed-Car") from an existing entity in exchange for 250,000 shares of the Company's common stock, with a view to using the name "Ed-Car Construction" for the Company's athletic field construction activities, marketed to high schools, colleges and municipalities.

     On December 2, 2002, the Company entered into an exclusive manufacturing agreement ("Output Agreement") with George Avery (former president and director of the Company) and Avery Sports Turf, Inc. ("Avery Georgia"), a private entity doing business in Rome, Georgia. The Output Agreement contemplated that Avery Georgia would design and manufacture, for distribution by the Company, all-weather synthetic playing surfaces that combine the finest safety and durability features in the industry and the Company would distribute them. The Company entered into a superseding manufacturing agreement ("Second Output Agreement") with Mr. Avery and Avery Georgia, dated May 14, 2003 (see Exhibit 10.1 to this Form 10-KSB). The Second Output Agreement replaced the Output Agreement, and was necessitated by the resignation in January of 2003, of Mr. Avery from the Company's board of directors, and by the Company's need for a longer term manufacturing agreement with Avery Georgia. Pursuant to the Second Output Agreement, the Company was no longer required to pay Avery Georgia a $70,000 additional payment (as required under the Output Agreement). Upon the Company's subsequent purchase of the manufacturing assets of Mr. Avery and Avery Georgia (described in the next succeeding paragraph), the Second Output Agreement was cancelled.

     On December 19, 2003 the Company entered into an agreement with George Avery, Jural Avery and Avery Georgia to purchase certain of the assets of Avery Georgia, including a building, and equipment at its location in Rome, Georgia; the agreement was inadvertently not disclosed in a Form 8-K, so it is being disclosed in this filing).
The agreement includes the rights to use a certain patent held by Mr. Avery and the continued services of Mr. Avery as a consultant in the production of turf products. In connection with this transaction, the Company assumed a first mortgage indebtedness encumbering the property, with a remaining balance due as of the date of this agreement of approximately $212,000. Also, the Company paid a deposit of $30,000 issued a promissory note to the sellers in the amount of $200,000 as additional consideration toward the total purchase price for the assets acquired in this transaction of $470,000.

Business of the Company

(a)  Principal Products and Markets

     The Company is engaged in the business of manufacturing and distributing artificial grass surfaces (sometimes known as "artificial turf") for commercial, athletic, residential and child care applications.

     The Company's primary markets are (1) distributors that install athletic fields for professional athletic teams, colleges and municipalities, (2) vendors that provide safety zones for playgrounds and child-care centers, and (3) landscape contractors and landscape material distributors supplying the commercial and residential outdoor landscaping industries, particularly in areas of the United States experiencing water shortages. In order to more fully develop the athletic market, the Company intends to create new products and community awareness as to the environmental benefits and safety features of artificial turf.

     1.  Athletic Field Segment.

     According to research assembled by the Company, the Company estimates that the athletic field artificial surfacing market in the United States has an annual gross market size of more than $150 million. This market also includes high schools, colleges and professional sports venues in the United States, each in the $350,000 to $1,000,000 price range, which will need replacement during the next five years. The Company believes that the high repair and maintenance costs of many natural grass fields (up to $50,000 per year) will prompt many potential customers to consider a conversion to artificial turf.

     The Company intends to target the more than 1,800 athletic fields for high schools, colleges and professional teams in the United States. The Company has in the past manufactured products for such artificial playing fields in the United States, and is currently bidding on numerous such athletic fields throughout the western region of the United States.

     2.  Playground and Childcare Segment.

     The Company also intends to pursue projects for childcare centers and playgrounds, particularly in the several states where there are rules mandating safe surfaces to protect children from accidental falls. The Company is promoting its artificial turf as a safe, low maintenance alternative to woodchips and rubber crumb. To date, the Company has bids through its distributors for artificial turf in childcare centers and contemplates having orders for additional installations.

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

(b)  Distribution Methods

     The Company currently distributes its products through contract distributors and direct to end users, contractors and installers. One of the distributors is Perfect Turf, Inc, a company that shares a common president and director.

     In order to help end users obtain financing for its products, the Company will seek to locate financial institutions that may be able to provide such financing. The amount and terms of such financing will depend upon the qualifications of the particular end user.

(c)  Status of Publicly Announced New Products

     On December 15, 2003, the Company announced the patent application filing for and introduction of PolylonTurf, a new product that consists of a unique polyethylene and nylon hybrid artificial turf product that is manufactured by the Company using two different types of yarn sewn through the same common opening (see Exhibit 10.4). The new product holds 3-5 lbs of crumb rubber and infill material per square foot and, by virtue of its unique design structure, provides improved infill retainment and reduces the amount of infill that escapes into the air above the turf. In addition, seams of the installed product can be sewn together rather than glued.

     The Company has garnered interest in this new product but is unable, at the time of filing this report, to estimate the potential market demand for the product or the potential sales.

(d)  Competition

     The Company's industry remains extremely competitive, as evidenced by the liquidation of SRI, Inc. last year, the maker of AstroTurfT. It is not possible to determine with accuracy the relative competitive position of the Company in the market for artificial turf and related products, but the Company believes that it will maintain and possibly increase its market share during fiscal year 2005. Approximately ten other companies are known to be competing with the Company in the manufacture and distribution of artificial turf products in the United States, some of which also manufacture products other than artificial turf surfaces.

(e)  Sources and Availability of Raw Material

     Synthetic yarn and acrylic and nylon backing are required raw materials for the manufacturing of the Company's products. The raw materials are derived from petroleum, which makes their cost sensitive to fluctuations in the cost of oil as the base ingredient.

     The Company's principal sources of the yarn and backing are CRB Corporation and Syntech; however, these materials are also readily available from a number of other suppliers at competitive prices.

(f)  Dependence on Major Customers

     Through the distribution of its products through Synthetic Turf and others, the Company does not rely nor is it dependent on one or a few major customers

(g)  Intellectual Property

     The Company's business significantly depends on intellectual property developed by the company and intellectual property licensed from third parties. The Company generally seeks patent protection for its intellectual property and does endeavor to treat such as trade secrets where appropriate and has procedures in place to maintain their status as such.

(h)  Need for Governmental Approval

     The Company believes that none of its business operations require governmental approval.

(i)  Effect of Governmental Regulation on Business

     The Company is not aware of any existing governmental regulation and does not anticipate any governmental regulation that materially affects the company's ability to conduct its business operations.

(j)  Research and Development

     During the last fiscal year the Company has engaged in research and development activities, including the development of the new product described above. The portion of the Company's operating costs that are allocable research and development is immaterial.

(k)  Compliance with Environmental Laws

     The costs of compliance with environmental laws are nominal, if any, and are therefore immaterial to the Company's operations.

(l)  Employees.

     The Company has 6 employees, 5 of whom are full time employees.

Risk Factors.

     Investing in the Company involves a number of significant risks relating to our business. In addition to the risk factors described below, other factors that could cause actual results to differ materially include:

     - the ongoing global economic uncertainty, coupled with war or the threat of war;

     - risks associated with possible disruption in our operations due to terrorism;

     - future regulatory actions and conditions in our operating areas;
       and

     - other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

(a) Control by Officers and Directors Over Affairs of the Company May Override Wishes of Other Stockholders.

     All decisions with respect to the management of the Company will be made exclusively by our officers and directors. Investors will only have rights associated with stockholders to make decisions that affect the Company. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Company. Therefore, the success of the Company, to a large extent, will depend on the quality of our directors and officers. Accordingly, no person should invest in the Company unless he or she is willing to entrust all aspects of the management of the Company to the officers and directors.

(b)  Our Common Stock Price May Be Volatile.

     The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

     - price and volume fluctuations in the overall stock market from time to time;

     - significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

     - changes in regulatory policies with respect to business development companies;

     - actual or anticipated changes in our earnings or fluctuations in our operating results;

     - general economic conditions and trends;

     - loss of a major funding source; or

     - departures of key personnel.

     Due to the continued potential volatility of our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources from our business.

(c)  No Assurance of Public Trading Market and Risk of Low Priced
Securities May Affect Market Value of Our Stock.

     The SEC has adopted a number of rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the Over the Counter Bulletin Board or the Pink Sheets), the rules would apply to the Company and to its securities.

     The SEC has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives;
(b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination
(i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the penny stock and information on the limited market.

     There has been only a limited public market for the common stock of the Company. Our common stock is currently traded on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. The regulations governing penny stocks, as set forth above, sometimes limit the ability of broker-dealers to sell the Company's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

     Potential shareholders of the Company should also be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
(ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company owns a manufacturing plant at # 9 Riverside Industrial Complex, Rome, Georgia. The building is 107,800 square feet in size and provides adequate space to house the Company's manufacturing and plant administration for the foreseeable future. The plant is equipped to manufacture various types and styles of turf used in the market place. On March 1, 2004, the Company leased 1,200 square feet of office space in Mendota Heights, Minnesota for a term of 36 months. This office space is used for administrative and financial functions of the Company. The Company shares the space and occupancy costs with City Capital Corporation, and pay 50% of the total rent of $1,253 per month. The Company believes that the combined facilities represented by the Georgia manufacturing plant and the Minnesota offices are adequate to meet the near-term and immediate future needs of the Company.

ITEM 3.  LEGAL PROCEEDINGS.

     Other than as set forth below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

     On April 13, 2005, a complaint was filed in the Superior Court of Floyd County, Georgia by Alan Castro against the Company. The complaint alleges that the Company failed to pay the plaintiff on a promissory note dated October 1, 2003 in the amount $30,000. The complaint seeks the amount of the note, plus accrued interest thereon.
The Company has not yet been served with this complaint and there has not had an opportunity to consult with counsel about this matter. The
Company intends to vigorously defend the matter. The Company does not believe the outcome of this matter will have an adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

     Since September 2, 2002, the Company's common stock has been traded on the Pink Sheets LLC under the symbol "AVST". Prior to the name change from In-Sports International, Inc., the stock was traded under the symbol "IRTN" on that market from January 13, 2000. The range of closing prices shown below is as reported by this market.
The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2004

                                                 High      Low

Quarter Ended December 31, 2004                  0.0020    0.0006
Quarter Ended September 30, 2004                 0.0015    0.0010
Quarter Ended June 30, 2004                      0.0050    0.0015
Quarter Ended March 31, 2004                     0.0110    0.0050

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2003

                                                 High      Low

Quarter Ended December 31, 2003                  0.01      0.01
Quarter Ended September 30, 2003                 0.05      0.01
Quarter Ended June 30, 2003                      0.08      0.03
Quarter Ended March 31, 2003                     0.05      0.01

Holders of Common Equity.

     As of March 31, 2005, there were approximately 146 shareholders of record of the Company's common stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

Dividend Information.

     On or about January 10, 2001, the Company paid a dividend in kind in connection with the spin-off of the Perma Grass Corporation.

     The Company has not declared or paid a cash dividend to stockholders since it was organized. The Board of Directors presently intends to retain any earnings to finance Company operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Company's earnings, capital requirements and other factors.

Equity Securities Sold Without Registration.

     The Company made the following sales of unregistered securities (restricted stock) during the fiscal year ended December 31, 2004:

     (a) On February 17, 2004, the Company sold a total of 2,600,000 shares of common stock to two individuals for cash. These shares were valued at a total of $26,000 ($0.01 per share).

     (b) On March 30, 2004, the Company issued a total of 1,000,000 shares of common stock for services rendered for a total consideration of $5,000 ($0.005 per share).

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

Overview.

     The Company is engaged in the business of manufacturing and distributing artificial grass surfaces for commercial, athletic, residential and child care applications (sometimes known as "artificial turf"). During the 2004 fiscal year, the Company sold turf products through its distributors and an affiliate. Prior to December 19, 2003, the Company was dependent on the manufacturing facilities of a Georgia company. On December 19, 2003, the Company acquired the manufacturing facilities and certain rights to use patents applied for by the former owners of the Georgia facilities. In addition, the Company has retained the former plant owner as a consultant and manager of the facilities under a five-year contract. It is the Company's belief that access to the patented products and the increased margins that can be gained by owning the facilities will greatly enhance the Company's business model. In addition to the control of production, the Company is now in a position to improve quality control, offer new and varied products to meet the needs of customers, and provide custom products to its customers.

     In December 2003, a patent application was filed for a new turf product, PolylonTurf, with the U.S. Patent & Trademark Office. PolylonTurf is a polyethylene and nylon product sewn through the same common opening that holds 3-5 lbs of crumb rubber infill material per sq ft. It provides improved retainment reducing the amount of infill that escapes into the air above the turf. The introduction of new products is a distinct advantage to the Company in setting it apart from other suppliers of artificial turf products. The rights to the patent application were assigned by George Avery to the Company on January 19, 2004 as part of the acquisition discussed above. In addition, on May 10, 2004, Mr. Avery also assigned to the Company a patent application for the Golf Mat, an artificial surface mat for use as a practice-playing surface. See Exhibits 10.4 to 10.7.

Results of Operations.

(a)  Revenues.

     For the year ended December 31, 2004, the Company reported total operating revenues of $124,976. This compares to total operating revenues of $118,428 for the fiscal year ended December 31, 2003. This represents an increase of revenue of approximately 5.5%. The increased sales were due to sales through distributors and affiliates of the Company.

(b)  Selling, General and Administrative Expenses.

     The Company incurred total selling, general and administrative expenses of $374,749 for the year ended December 31, 2004 as compared to $572,510 for the fiscal year ended December 31, 2003; this represents a decrease of approximately 35%. Included in these expenses were costs of consulting of $420,643, of which $403,467 was paid in shares of Company's common stock for services; legal fees of $11,055; investor relations expenses of $8,531; and accounting fees of $43,043. The consulting increase was due primarily to increased consulting services. The reduction in these expenses is attributed to expenses previously being considered such expenses now being considered cost of goods sold.

(c)  Depreciation and Amortization.

     Depreciation and amortization for the year ended December 31, 2004 was $22,205 compared to $38,029 for the fiscal year ended December 31, 2003. The decrease (approximately 40%) was due to no amortization of the standard manufacturing agreement with only depreciation of the Georgia building and equipment acquired.

(d)  Interest Expense.

     The Company incurred interest expense of $25,502 during the fiscal year ended December 31, 2004, compared with of $1,823 in the fiscal year ended December 31, 2003. The increase was due to the acquisition of the Georgia building and equipment plus the borrowing of funds for working capital.

(e)  Net Operating Loss Carryforward.

     For the fiscal year ending December 31, 2004, the Company had accumulative losses of approximately $3,800,000 as compared with approximately $3,300,000 for the fiscal year ended December 31, 2003.
The increase is the result of the fiscal 2004 net loss. Utilization of such net operating loss carryforwards is substantially limited and it is uncertain what benefits, if any, the Company will realize as a consequence.

(f)  Net Loss.

     The Company recorded a net loss of $482,362 for the fiscal year ended December 31, 2004, as compared to a net loss of $926,149 for the fiscal year ended December 31, 2003. The decrease of approximately 48% was due primarily to a write-down of the standard manufacturing license agreement in 2003 and lower than normal consulting costs.

Factors That May Affect Operating Results.

     The operating results of the Company can vary significantly depending upon a number of factors, many of which are outside its control. General factors that may affect the Company's operating results include:

     - market acceptance of and changes in demand for products and services;

     - a small number of customers account for, and may in future periods account for, substantial portions of the Company's revenue, and revenue could decline because of delays of customer orders or the failure to retain customers;

     - gain or loss of clients or strategic relationships;

     - announcement or introduction of new services and products by the Company or by its competitors;

     - price competition;

     - the ability to upgrade and develop systems and infrastructure to accommodate growth;

     - the ability to introduce and market products and services in accordance with market demand;

     - changes in governmental regulation; and

     - reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability.

     The Company believes that its planned growth and profitability will depend in large part on the ability to promote its services, gain clients and expand its relationship with current clients. Accordingly, the Company intends to invest in marketing, strategic partnerships, and development of its customer base. If the Company is not successful in promoting its services and expanding its customer base, this may have a material adverse effect on its financial condition and its ability to continue to operate its artificial turf business.

     The Company is also subject to the following specific factors that may affect its operating results:

(a)  Competition.

     The market for artificial turf is competitive and the Company expects competition to continue to increase. In addition, the companies with whom the Company has relationships could develop products or services, which compete with the Company's products or services. Also, some competitors in the Company's market have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than the Company does. The Company also expects to face additional competition as other established and emerging companies enter the market for artificial turf. To be competitive, the Company believes that it must, among other things, invest resources in developing new products, improving its current products and maintaining customer satisfaction. Such investment will increase the Company's expenses and affect its profitability. In addition, if it fails to make this investment, the Company may not be able to compete successfully with its competitors, which could have a material adverse effect on its revenue and future profitability

(b)  Technological and Market Changes.

     The markets in which the Company competes are characterized by new product introductions, evolving industry standards, and changing needs of customers. There can be no assurance that the Company's existing products will continue to be properly positioned in the market or that it will be able to introduce new or enhanced products into the market on a timely basis, or at all. Currently, the Company is focusing on upgrading and introducing new products. There can be no assurance that enhancements to existing products or new products will receive customer acceptance.

     There is a risk to the Company that there may be delays in initial shipments of new products. Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors' responses to its new product introductions, and the desire by customers to evaluate new products for longer periods of time.

(c)  Protection of Proprietary Rights.

     The Company's success and ability to compete will be dependent in part on the protection of its current and potential patents, trademarks, trade names, service marks and other proprietary rights. The Company intends to rely on trade secret and copyright laws to protect the intellectual property that it plans to develop, but there can be no assurance that such laws will provide sufficient protection to the Company, that others will not develop products that are similar or superior to the Company's, or that third parties will not copy or otherwise obtain and use the Company's proprietary information without authorization. In addition, certain of the Company's know-how and proprietary technology may not be patentable.

     The Company may rely on certain intellectual property licensed from third parties, and may be required to license additional products or services in the future, for use in the general operations of its business plan. The Company currently has no licenses for the use of any specific products. There can be no assurance that these third party licenses will be available or will continue to be available to the Company on acceptable terms or at all. The inability to enter into and maintain any of these licenses could have a material adverse effect on the Company's business, financial condition or operating results.

     There is a risk that some of the Company's products may infringe the proprietary rights of third parties. In addition, whether or not the Company's products infringe on proprietary rights of third parties, infringement or invalidity claims may be asserted or prosecuted against it and it could incur significant expense in defending them. If any claims or actions are asserted against the Company, it may be required to modify its products or seek licenses for these intellectual property rights. The Company may not be able to modify its products or obtain licenses on commercially reasonable terms, in a timely manner or at all. The Company's failure to do so could have a negative affect on its business and revenues.

(d)  Key Personnel.

     The Company's success is largely dependent on the personal efforts and abilities of its senior management. The loss of certain members of the Company's senior management, including the company's chief executive officer, chief financial officer and chief technical officer, could have a material adverse effect on the company's business and prospects.

     The Company intends to recruit in fiscal year 2005 employees who are skilled in its industry. The failure to recruit these key personnel could have a material adverse effect on the Company's business. As a result, the Company may experience increased compensation costs that may not be offset through either improved productivity or higher revenue. There can be no assurances that the Company will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel.

Operating Activities.

     The net cash used in operating activities was $268,648 for the year ended December 31, 2004 compared to $25,729 for the year ended December 31, 2003, an increase of $242,919. This increase is attributed to many changes from year to year, including an increase in accounts payable and accrued expenses.

Investing Activities.

     Net cash used in investing activities decreased to $12,000 during the year ended December 31, 2004 as compared to $542,089 during the year ended December 31, 2003 as a result of the purchase by the Company of the Avery, Georgia manufacturing site and building
($512,089) and equipment ($30,000) in fiscal 2003.

Liquidity and Capital Resources.

     As of December 31, 2004, the Company had total current assets of $49,563 and total current liabilities of $953,925, resulting in a working capital deficit of $$904,362; as of that date, the Company had no cash. During the years ended December 31, 2004 and 2003, the Company incurred losses of $482,362 and $926,149, respectively, and the Company has an accumulated deficit of $3,803,970 as of December 31, 2004. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

     The accompanying financial statements have been prepared assuming that the Company continues as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business assuming the Company will continue as a going concern. However, the ability of the Company to continue as a going concern on a longer-term basis will be dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately attain profitability.

     The Company's current cash flow from operations will not be sufficient to maintain its capital requirements for the next twelve months. Accordingly, we will need to continue raising capital through either debt or equity instruments. The Company believes it will need to raise at least $500,000 within the next twelve months so we may continue executing our business plans. Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet its capital needs, or that financing will be available on terms favorable to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business and operating results.
In addition, insufficient funding may have a material adverse effect on the company's financial condition, which could require the company to:

     - curtail operations significantly;

     - sell significant assets;

     - seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets; or

     - explore other strategic alternatives including a merger or sale of the company.

     To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company's operations. Regardless of whether the Company's cash assets prove to be inadequate to meet the company's operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which will also result in dilution to existing shareholders.

     The Company has continued to raise capital through isolated financing transactions. During the fiscal year ended December 31, 2004, the Company sold a total of 2,600,000 shares of common stock in Regulation D offerings to individuals for a total consideration of $26,000 ($0.01 per share).

Inflation.

     The impact of inflation on our costs and the ability to pass on cost increases to its customers over time is dependent upon market conditions. We are not aware of any inflationary pressures that have had any significant impact on our operations over the past quarter, and the company does not anticipate that inflationary factors will have a significant impact on future operations.

Other.

     The Company does not provide post-retirement or post-employment benefits requiring charges under Statements of Financial Accounting Standards No. 106 and No. 112.

Critical Accounting Policies.

     The Securities and Exchange Commission ("SEC") has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include: (a) use of estimates in the preparation of financial statements; and (b) non-cash compensation valuation. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

(a)  Use of Estimates in the Preparation of Financial Statements.

     The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to revenue recognition and concentration of credit risk. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

(b)  Stock-Based Compensation Arrangements.

     The Company intends to issue shares of common stock to various individuals and entities for management, legal, consulting and marketing services. These issuances will be valued at the fair market value of the services provided and the number of shares issued is determined, based upon the open market closing price of common stock as of the date of each respective transaction. These transactions will be reflected as a component of selling, general and administrative expenses in the Company's statement of operations.

Forward Looking Statements.

     Information in this Form 10-KSB contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-KSB, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Company's estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, the features and benefits of its products, its operating losses and negative cash flow, and its critical accounting policies.

     Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above, as well as the risks set forth under "Factors That May Affect Our Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements as of and for the year ended December 31, 2004 and for the year ended December 31, 2003 are presented in a separate section of this report following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer, to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, Company management carried out an evaluation, under the supervision and with the participation of our principal executive officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, the Company's principal executive officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

     Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, misstatements due to error or fraud may occur and not be detected.

Changes in Disclosure Controls and Procedures.

     There were no significant changes in the Company's disclosure controls and procedures, or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

ITEM 8B.  OTHER INFORMATION.

     None.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Director and Executive Officer.

     The name, age, and position of the director and executive officer of the Company is set forth below. The director named below will serve until the next annual meeting of our stockholders or until their successors are duly elected and have qualified. Directors are elected for a term until the next annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated.

     There is no arrangement or understanding between the director and executive officer and any other person pursuant to which the director and officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs. There are no other promoters or control persons of the Company. There are no legal proceedings involving the executive officer and director of the Company.

     The summary below shows the director/officer of the Company as of the date of this report. On January 30, 2003, George Avery and William Brent Paschal resigned as directors/officers of the Company. In connection with these resignations, Mr. Avery and Mr. Paschal returned shares of common stock of the Company previously issued to them: 10,000,000 shares and 1,000,000 shares, respectively; these shares were cancelled on February 14, 2003. Richard Dunning was appointed to the board of directors on May 30, 2001 and resigned on January 10, 2003.

(a)  Gary Borglund, President/Secretary/Treasurer/Director.

     Mr. Borglund, age 57, has over ten years of professional experience in new ventures as a principal and executive, as well as ten years as a consultant. Since 1998, Mr. Borglund has worked exclusively with early stage development, high tech and Internet companies. He serves as a Board member of Synthetic Turf Corporation of America, a position he assumed in March 2000. Mr. Borglund was elected president, Chairman of the Board of this firm. In this position, he has dealt with issues regarding funding and restructuring of debt. Mr. Borglund serves on several Boards of Directors for public and private companies and remains in these capacities with regard to the companies to date. Mr. Borglund was Vice President of Marketing for Greenhaven Marketing from 1991 to 1996 and a Director of Red Oak Management from 1996 to 2000. He attended the University of Minnesota. Mr. Borglund joined the Company on May 23, 2002.

Compliance with Section 16(a) of the Exchange Act.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons holding 10% or more of the Company's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Company's common stock with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2003, and certain written representations from executive officers and directors, the Company is not aware of any required reports that have not been timely filed.

Code of Ethics.

     The Company has not adopted a code of ethics that applies to the company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted such a code of ethics because all of management's efforts have been directed to building the business of the company; a later time, such a code of ethics may be adopted by the board of directors.

Committees of the Board Of Directors.

     The Company presently does not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees, except for an Audit Committee (see Item 14). However, our board of directors intends to establish various committees at a later time.

ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table.

     The following table sets forth certain information relating to the compensation paid by the Company during the last three fiscal years to the Company's chief executive officer/president. No other executive officer of the Company received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2004 and for the two prior years.



                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                  Other           Restricted   Securities
principal                                 annual            stock     underlying      LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs    payouts compensation
                          ($)     ($)       ($)             ($)           (#)           ($)       ($)
  (a)          (b)        (c)     (d)       (e)             (f)           (g)           (h)       (i)
Gary Borglund
President/CEO  2004     $20,0000(3) -      -               -           -               -         -
(1)            2003     $16,800     -      -               -           -               -         -

George Avery,
President/
CEO (2)        2003        -        -      -                -          -               -         -
               2002        -        -      -             $100,000      -               -         -


(1) Mr. Borglund was appointed to the board of directors on May 30, 2002, and was elected President and CEO on February 1, 2003.

(2) Mr. Avery joined the Company on May 30, 2001 and resigned as a director/officer of the Company effective on January 30, 2003.

(3) Mr. Borglund's compensation for 2004 has been accrued but not paid.

     Directors of the Company do not receive cash compensation for their services as directors or members of the committees of the board of directors. All directors may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the board of directors.

Employment Contract.

     There is currently no employment agreement in place for Mr.
Borglund CEO of the Company.

Other Compensation.

     (a) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Company in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2004 provided for or contributed to by the Company.

     (b) (1) On August 5, 2003, the Company adopted an Employee Stock Incentive Plan; and (2) on August 5, 2003, the Company adopted a Non-Employee Director and Consultant Retainer Stock Plan. For a description of these plans, please see Item 11, below. The Company may compensation to officers and directors in the future under one or both of these plans.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Security Ownership.

     The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of March 31, 2005 (153,777,165 issued and outstanding) by (i) all shareholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; (ii) each director and executive officer; and (iii) all officers and directors of the Company as a group. Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by him. In addition, none of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

Title of Class    Name and Address of            Amount of      Percent of
                    Beneficial Owner             Beneficial       Class
                                                 Ownership

Common Stock      Gary Borglund                  4,000,000 (1)      3.04%
                  2535 Pilot Knob Road, Suite 118
                  Mendota Heights, MN 55120

Common Stock      Shares of all directors and    4,000,000          3.04%
                  executive officers
                  as a group (1 person)

(1) 2,000,000 of these shares are held in the name of Stout Advisors & Liquidators, a company controlled by Mr. Borglund.

Securities Authorized for Issuance under Equity Compensation Plans.

     The Company has adopted two equity compensation plans (neither of which has been approved by the Company's shareholders):

(a)  Stock Incentive Plan.

     On August 5, 2003, the Company adopted a Stock Incentive Plan. This plan is intended to allow directors, officers, employees, and certain non-employees of the Company to receive options to purchase company common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the company, and to attract and retain employees. As of December 31, 2004, all 10,000,000 shares of common stock authorized under this plan have been registered under a Form S-8 filed with the SEC; the options are to be exercisable at whatever price is established by the board of directors, in its sole discretion, on the date of the grant. To date, no options have been granted under this plan.

(b)  Non-Employee Directors and Consultants Retainer Stock Plan.

     On August 5, 2003, the Company adopted a Non-Employee Directors and Consultants Retainer Stock Plan (the Company adopted Amendment No. 2 to this plan on July 1, 2004). The purposes of the plan are to enable the Company to promote the interests of the company by attracting and retaining non-employee directors and consultants capable of furthering the business of the company and by aligning their economic interests more closely with those of the company's shareholders, by paying their retainer or fees in the form of shares of common stock. As of December 31, 2004, all 80,000,000 shares of common stock authorized under this plan have been registered as a result of Form S-8's filed with the SEC. As of December 31, 2004, there were 6,950,000 shares of common stock remaining to be issued under the plan.



                                    Equity Compensation Plan Information
                                            December 31, 2004
                                                                                 Number of
                                                                                 securities
                                                                                 remaining
                                 Number of                                   available for future
                              securities to be                                  issuance under
                                issued up               Weighted-average           equity
                               exercise of             exercise price of         compensation
                               outstanding               outstanding            plan (excluding
                             options, warrants         options, warrants      securities reflected
                               and rights                 and rights             in column (a)
Plan category                     (a)                       (b)                      (c)
Equity compensation plans
approved by security holders    0                       0                          0

Equity compensation plans
not approved by security
holders                         0                       0                     Stock Incentive Plan
                                                                              10,000,000 shares;
                                                                              Director's and
                                                                              Consultant's Stock Plan:
                                                                              6,950,000 shares

Total                           0                       0                     Stock Incentive Plan
                                                                              10,000,000 shares;
                                                                              Director's and
                                                                              Consultant's Stock Plan:
                                                                              6,950,000 shares


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Other than as set forth below, during the last two fiscal years there have not been any relationships, transactions, or proposed transactions to which the Company was or is to be a party, in which any of the directors, officers, or 5% or greater shareholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

     (a) Effective February 14, 2003 three shareholders (two of which were George Avery and William Brent Paschal, former directors of the Company) returned an aggregate of 11,100,000 shares of common stock to the Company. The shares were cancelled and treated as miscellaneous income totaling $11,100.

     (b) On December 19, 2003 the Company entered into an agreement with Mr. Avery and others to purchase certain of the assets of Avery Georgia, including a building, and equipment at its location in Rome, Georgia (see Exhibit 10.2 and the discussion under Description of Business). The agreement also includes the assignment of two patents applied for by Mr. Avery (see Exhibits 10.4 to 10.7), and the continued services of Mr. Avery as a consultant for five years in the production of turf products (see Consulting Agreement, Exhibit
10.3) (under the consulting agreement, the Company will pay Mr. Avery
$6,000 per month during the term of the agreement and issue him
2,000,000 free trading shares of common stock, registered under a Form S-8).

     (c) On March 1, 2004, the Company leased office space. City Capital Corporation pays 50% of the total monthly rent of $1,253 at this location. City Capital and the Company have a common president and director.

     (d) Through November 2004, the Company sold artificial turf products to City Capital Corporation, among other companies, which in turn sells the products on the retail market.

     For each of the transactions noted above, the transaction was negotiated, on the part of the Company, on the basis of what is in the best interests of the Company and its shareholders. In addition, in each case the interested affiliate did vote in favor of the transaction; however, the full board of directors did make the determination that the terms in each case were as favorable as could have been obtained from non-affiliated parties.

     Our director/officer is engaged in other businesses, either individually or through partnerships and corporations in which he has an interest, holds an office, or serves on a board of directors. As a result, certain conflicts of interest may arise between the Company and such officers and directors. The Company will attempt to resolve such conflicts of interest in our favor.

ITEM 13.  EXHIBITS.

     Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by George Brenner, CPA for the audit of the Company's annual financial statements, and review of financial statements included in the company's Form 10-QSB's: 2004:
$10,630; and 2003: $43,043

Audit-Related Fees.

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by Mr. Brenner that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Audit Fees above: $0.

Tax Fees.

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by Mr. Brenner for tax compliance, tax advice, and tax planning: $0.

All Other Fees.

     The aggregate fees billed in each of the last two fiscal years for products and services provided by Mr. Brenner, other than the services reported above: $0.

Audit Committee.

     The Company's audit committee consists of Mr. Borglund. The audit committee has not adopted a written charter. The Company's board of directors has determined that the company does not have an audit committee financial expert serving on its audit committee; the company has been unable to secure the services of such a person.

     The primary responsibility of the Audit Committee is to oversee our financial reporting process on behalf of the Company's board of directors and report the result of their activities to the board. Such responsibilities include, are not limited to, the selection, and if necessary the replacement, of the Company's independent auditors, review and discuss with such independent auditors (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included in our annual report on Form 10-KSB.

     The Company's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis.

                                 SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Avery Sports Turf, Inc.


Dated: April 14, 2005                  By: /s/ Gary Borglund
                                       Gary Borglund, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature                    Title                           Date

/s/  Gary Borglund       President/Secretary/Treasurer     April 14, 2005
Gary Borglund            (principal financial and
                         accounting officer)/Director

                             George Brenner, CPA
                         A Professional Corporation
                      10680 W. PICO BOULEVARD, SUITE 260
                        LOS ANGELES, CALIFORNIA 90064
                       310/202-6445 - Fax 310/202-6494


          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Avery Sport Turf, Inc.
Mendota Heights, Minnesota

I have audited the accompanying balance sheet of Avery Sports Turf, Inc., a Delaware corporation as of December 31, 2004, and the related statements of operations, shareholders' (deficit) and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of Avery Sports Turf, Inc. as of December 31, 2004, the results of its operations and cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

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


/s/  George Brenner, C.P.A.
George Brenner, C.P.A.
Los Angeles, California
March 5, 2005


                           AVERY SPORTS TURF, INC.
                               BALANCE SHEET
                             DECEMBER 31, 2004

                                  ASSETS

Current Assets:
Cash                                                           $      --
Accounts receivable                                                8,352
Inventory                                                         38,433
Other current assets                                               2,778
   Total Current Assets                                           49,563

Property and Equipment
Building - collateral for mortgage payable                       512,089
Equipment                                                         42,000
Less:  accumulated depreciation                                  (23,335)
Net                                                              530,754

Total Assets                                                  $  580,317

                LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current Liabilities:
Bank overdraft                                                     3,705
Current portion - long term debts                                200,000
Mortgage payable - secured by building                           212,000
Notes payable                                                     70,000
Advance -affiliate                                               241,445
Accounts payable                                                 206,775
Accrued consulting - related party                                20,000
   Total Current Liabilities                                     953,925

Long-Term Liabilities
Notes payable                                                    242,500

Less:  current portion                                          (200,000)
    Total Long-Term Liabilities                                   42,500
Total Liabilities                                                996,425

Commitments and Contingencies
Shareholders' (Deficit):
Common stock, par value $0.001;
   authorized 500,000,000 shares, issued
   and outstanding 153,777,165 shares                            153,777
Additional paid in capital                                     3,234,083
    less: common stock subscriptions receivable                 (505,859)
    net of 505,859 allowance for doubtful subscriptions          505,859
Accumulated deficit                                           (3,803,970)
Total Shareholders' (Deficit)                                   (416,109)

Total Liabilities and Shareholders' (Deficit)                    580,317

            See accompanying notes to financial statements

                          AVERY SPORTS TURF, INC.
                         STATEMENTS OF OPERATIONS

                                                     Year Ended December 31,
                                                     2004               2003

Net Sales                                            $ 124,976       $ 118,428

Cost of Goods Sold                                     207,087          99,643

Gross Profit (Loss)                                    (82,111)         18,785

Selling, General and Administrative                    374,749         572,510

Interest Expense                                        25,502           1,823

Write-Off - Standard Manufacturing Agreement                --         370,601

Loss from Operations                                  (482,362)       (926,149)
Income Tax                                                  --              --

Net Loss                                              (482,362)        (926,149)

Loss Per Common Share, Basic and Diluted                 (0.01)           (0.01)

Weighted Average Number
   of Common Shares Outstanding,
   Basic and Diluted                               146,761,549       85,181,357

                  See accompanying notes to financial statements


                              AVERY SPORTS TURF, INC.
                       STATEMENT OF SHAREHOLDERS' (DEFICIT)


                                                               Additional                         Total
                                        Common Stock            Paid-In        Accumulated    Shareholders'
                                   Shares          Amount        Capital          Deficit       (Deficit)
Balance, December 31, 2002         75,686,665        75,687     2,634,557      (2,395,459)         314,785

Stock returned                    (11,100,000)      (11,100)                                       (11,100)

Stock issued for services          52,915,000        52,915       350,552                          403,467

Stock issued for cash               7,875,000         7,875       104,625                          112,500

Stock issued to creditor            1,000,000         1,000        19,000                           20,000

Stock issued to noteholder          1,000,000         1,000         9,000                           10,000

Net (loss)                                                                      (926,149)         (926,149)

Balance, December 31, 2003        127,377,165       127,377     3,117,734     (3,321,608)          (76,497)

Stock for service                  23,800,000        23,800        92,950                          116,750

Stock issued for cash               2,600,000         2,600        23,400                           26,000

Net (loss)                                                                      (482,362)         (482,362)

Balance, December 31, 2004        153,777,165       153,777     3,234,084     (3,803,970)         (416,109)


                     See accompanying notes to financial statements


                                 AVERY SPORTS TURF, INC.
                                STATEMENTS OF CASH FLOWS


                                                     Year Ended December 31,
                                                     2004               2003
Cash Flows From Operating Activities
           Net (Loss)                                $(482,362)      $(926,149)
Adjustments to reconcile net loss to net
   cash used in operating activities:
Depreciation and amortization                           22,205          38,029
Prepaid expense                                         (2,778)             --
Write-off of standard manufacturing agreement               --         370,601
Stock for services                                     116,750         403,467
Common stock returned at par value                          --         (11,100)
Changes in operating assets and liabilities:
Accrued consulting                                      20,000              --
Accounts receivable                                     (8,351)             --
Inventory                                              (38,433)             --
Accounts payable and accrued expenses                  104,321          38,373
Deposit - affiliate                                         --          61,050
     Net cash used in operating activities            (268,648)        (25,729)

Cash Flows From Investing Activities:
Purchase of property and equipment                     (12,000)       (542,089)
     Net cash used in investing activities             (12,000)       (542,089)

Cash Flows From Financing Activities:
Overdraft                                                3,705              --
Notes payable-affiliate                                180,395              --
Notes payable                                           60,000         252,500
Building mortgage                                       (4,532)        216,532
Net proceeds from issuance of stock                     26,000         112,500
     Net cash provided by financing activities         265,568         581,532

Net Increase in Cash                                   (15,080)         13,714

Cash at Beginning of Period                             15,080           1,366

Cash at End of Period                                       --          15,080

Supplemental Disclosure of Cash Flow Information
   Cash paid during the period:
Interest                                                    --           1,088

Income taxes                                                --              --

Supplemental disclosure of non-monetary transactions:
Stock issued to creditors                                   --          30,000

Return of 11,100,000 shares of par value $(0.001)           --         (11,100)

                      See accompanying notes to financial statements


                               AVERY SPORTS TURF, INC.
                            NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 2004 AND 2003

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

The Company was incorporated on March 10, 1994 in the state of Delaware as Beta Acquisition Corp. ("Beta") and on September 7, 1995. Beta changed its name to In-Sports International, Inc. In August 2003 the name was changed to Avery Sports Turf, Inc.

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

Perma was spun-off at a special board of directors meeting on July 17, 2003. Perma stock was distributed to shareholders of record as of December 1, 2000 payable Jan 10, 2001. Gain on the spin-off of Perma ($336,807) was not recorded as income but credited to paid in capital.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Continued Existence.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company, since its inception, has an accumulated deficit of approximately $3,803,970, which raises substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon profitable operations and support from present shareholders.

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

E.  Advertising.

The Company expenses the cost of advertising the first time the advertising takes place. For years 2004 and 2003, there was no advertising expense.

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

For the periods presented, diluted net (loss) per share was the same as basic net loss per share. The Company had no dilutive securities at December 31, 2004 and 2003. Further, any dilutive effect if applicable would be excluded from the calculation of loss per share because the effect would be anti-dilutive.

H.  Fair Value of Financial Instruments.

The Company's financial instruments consist primarily of cash, loan receivable, other current assets, trade payables, accrued expenses and long term debt which approximated fair value as of December 31, 2004.

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

3.  RECENT ACCOUNTING PRONOUNCEMENTS.

In December 2003, Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," was issued. This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003.

In May 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments with characteristics of both liabilities and equity be classified as a liability. In November 2004, the FASB deferred application of certain provisions of SFAS No. 150 through FASB Staff Position ("FSP") No. 150-3, which eliminates the disclosure requirements for certain mandatory redeemable instruments and prohibits early adoption of instruments within the scope of the deferrals established by FSP No. 150-3. As a result of FSP No. 150-3, the Company does not expect the adoption of this statement will have a material impact on the Company's financial position, results of operations or cash flows.

In January 2004, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, and in December 2004, issued a revision to Interpretation No. 46. Interpretation No. 46 is an effort to expand upon and strengthen existing accounting guidance as to when a company should consolidate the financial results of another entity. Interpretation No. 46 requires "variable interest entities" as defined to be consolidated by a company if that company is subject to a majority of expected losses of the entity or is entitled to receive a majority of expected residual returns of the entity, or both. The company that is required to consolidate a variable interest entity is referred to as the entity's primary beneficiary. The interpretation also requires certain disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest.

The consolidation and disclosure requirements apply immediately to variable interest entities created after January 31, 2003. For all variable interest entities created prior to February 1, 2003, Interpretation No. 46 is effective for periods ending after March 15, 2003, except for entities that are considered Special Purpose Entities, to which the provisions apply as of December 31, 2003. The Company is not the primary beneficiary of any variable interest entities created after February 1, 2003, nor does the Company expect the final adoption of this statement to have a material impact on its financial position or results of operations.

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

On December 19, 2003 the Standard Manufacturing Agreement was cancelled and in its place the Company purchased the Avery GA manufacturing site and building ($512,089) and equipment ($30,000) from Mr. Avery plus the use of certain patent rights held by Mr.
Avery. A five year consulting contract with Mr. Avery was negotiated which retains Mr. Avery's services (See Note 12 "Commitments and
Contingencies)." Because of the plant purchase from Mr. Avery's company, the unamortized amount ($370,601) of the agreement was expensed.

5.  SHAREHOLDERS' (DEFICIT) EQUITY

In July 2003 the authorized stock was increased from 50,000,000 shares to 500,000,000 shares. On January 2003, George Avery resigned as
President and returned 10,000,000 shares of common stock acquired in 2002. These shares were cancelled at par value.

6.  INCOME TAXES

Because of its past losses, the Company is not liable for any corporate income tax. Because the Company "spun-off" Perma in 2000, the Company's net operating loss ("NOL") is restricted to Avery Sports Turf, Inc. The NOL is a follows:

Year       NOL            Year Expires

1999       $   237,000        2019
2000           131,000        2020
2001           300,000        2021
2002           453,000        2022
2003           926,000        2023
2004           482,000        2024
           $ 2,529,000

The Company has fully reserved the resulting deferred tax asset because the likelihood of realization of these benefits cannot be presently determined. Included in the $2,529,362 NOL is a $ 596,310 timing difference representing shares of restricted stock for services. When such shares become unrestricted a tax deduction is allowed. Consequently, the current NOL is $ 2,529,362 less $596,310 resulting is a current NOL of $ 1,933,052.

7.  STOCK BASED EXPENSES

Stock was issued for services as follows:

In 2004, 23,800,000 shares valued at an average price of approximately $0.005 to $0.01 per share for an aggregate $116,750.

In 2003, 52,915,000 shares at an average price of approximately
$0.007 per share for an aggregate $403,467. The Company has a "Non-Employee Directors and Consultants Retainer Stock Plan."

8.  MORTGAGE PAYABLE

The mortgage payable is a first mortgage dated June 11, 1999 and renewed June 11, 2003, secured by the building, payable in 36 instalments of $1,932.37 per month with interest at 9% per annum. The loan matures on June 11, 2005, with a balloon payment of $210,308.

9.  NOTES PAYABLE

Long-term notes payable consist of the following:

A note of $200,000 due Jural Avery, former owner of the building purchased by the Company, payable in seven instalments with six instalments of $25,000 due at the end of the first second and third calendar quarter of 2004 and 2005. One final payment of $50,000 is due on March 31, 2006. The note bears no interest and per the agreement is to be secured by a second mortgage on the building. The second mortgage has not been filed. The note is in arrears and due and payable.

A note of $ 22,500 bearing 5% per annum interest accumulative and payable at the maturity of the note, which is November 6, 2006

10.  LONG TERM DEBT

Long term debt is payable as follows:


2005                            -
2006                       42,500
2007                            -
2008                            -
Thereafter                      -
                      $    42,500

11.  RELATED PARTY TRANSACTIONS

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

                             EXHIBIT INDEX

Number                  Description

2.1 Letter of Intent for Acquisition of Avery Sports Turf by the Company, dated November 16, 1999 (incorporated by reference to Exhibit 10.1 of the Form 10-SB filed on February 10, 2000).

2.2 Agreement of Purchase and Sale between the Company, and George Avery, Jural Avery and Avery Sports Turf (a Georgia corporation), dated December 19, 2003 (including the following exhibits: Exhibit 1: Description of the Land;
         Exhibit 2: Description of the Equipment; Exhibit 3:
         Description of the Intellectual Property; Exhibit 4:
         Description of Assumed Liabilities; Exhibit 5: Description of Assumed Customer Contracts (actual contracts not included); Exhibit 6: Assignment of Intellectual Property;
         Exhibit 7: Description of the Excluded Assets; Exhibit 8:
         Description of the Excluded Liabilities; and Exhibit 9: Form of the Note) (incorporated by reference to Exhibit 10.2 of the Form 10-KSB filed on April 16, 2004).

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

10.1 Standard Manufacturing Agreement between the Company, Avery Sports Turf, Inc., and George Avery, dated May 14, 2003
         (including Addendum) (incorporated by reference to Exhibit 10 of the Form 8-K/A filed on May 29, 2003).

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

10.3 Consulting Agreement between the Company and George S. Avery, dated December 19, 2003 (incorporated by reference to Exhibit
         10.4 of the Form 10-KSB filed on April 16, 2004).

10.4     Patent Application, dated December 10, 2003 (filed herewith).

10.5 Assignment of U.S. Origin Patent Application, dated January 19, 2003 (originally reported as December 19, 2003)
         (incorporated by reference to Exhibit 10.3 of the Form 10-KSB filed on April 16, 2004).

10.6 Assignment of U.S. Origin Patent Application, dated May 10, 2004 (filed herewith).

10.7     Patent Application, dated May 14, 2004 (filed herewith)

16 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on August 29, 2002).

17.1     Letter on Director Resignation issued by William Brent
         Paschal, dated January 30, 2003 (incorporated by reference to
         Exhibit 17.1 of the Form 8-K filed on February 19, 2003).

17.2 Letter on Director Resignation issued by George Avery, dated January 30, 2003 (incorporated by reference to Exhibit 17.2 of the Form 8-K filed on February 19, 2003).

23       Consent of Independent Registered Public Accounting Firm
         (filed herewith).

31       Rule 13a-14(a)/15d-14(a) Certification of Gary Borglund
         (filed herewith).

32       Section 1350 Certification of Gary Borglund (filed herewith).