Form 10QSB
period 2005-03-31
AVERY SPORTS TURF INC
filed 2005-05-23
CIK 1083638

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                       FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                          COMMISSION FILE NUMBER: 0-29447


                             AVERY SPORTS TURF, INC.
              (Exact Name of Company as Specified in Its Charter)

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

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes     X       No            .

     As of March 31, 2005, the Company had 153,777,165 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes    No  X .

                                         TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

ITEM 1.  FINANCIAL STATEMENTS

         REVIEW REPORT OF INDEPENDENT REGISTERED
         PUBLIC ACCOUNTING FIRM                                             3

         BALANCE SHEET AS OF
         MARCH 31, 2005                                                     4

         STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED
         MARCH 31, 2004 AND MARCH 31, 2005                                  5

         STATEMENTS OF CASH FLOWS
         FOR THREE MONTHS ENDED
         MARCH 31, 2004 AND MARCH 31, 2005                                  6

         NOTES TO FINANCIAL STATEMENTS                                      7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      9

ITEM 3.  CONTROLS AND PROCEDURES                                           16

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                 17

ITEM 2.  UNREGISTERED SALES OF EQUITY
         SECURITIES AND USE OF PROCEEDS                                    17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS                                               18

ITEM 5.  OTHER INFORMATION                                                 18

ITEM 6.  EXHIBITS                                                          18

SIGNATURE                                                                  18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                              George Brenner, CPA
                           A Professional Corporation
                       10680 W. PICO BOULEVARD, SUITE 260
                          LOS ANGELES, CALIFORNIA 90064
                         310/202-6445 - Fax 310/202-6494

      REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Avery Sports Turf, Inc.

I have reviewed the accompanying balance sheet of Avery Sports Turf, Inc. as of March 31, 2005, and the related statements of operations and cash flows for the three months ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

As discussed in Note 4, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.


/s/  George Brenner, CPA
George Brenner, CPA
Los Angeles, California
May 12, 2005


                         AVERY SPORTS TURF, INC.
                            BALANCE SHEET
                            MARCH 31, 2005
                             (Unaudited)

                               ASSETS

Current Assets
Cash                                                            $       --
Accounts receivable                                                  8,382
Inventory                                                           36,593
  Total current assets                                              44,975

Property and equipment
Building                                                           512,089
Equipment                                                           42,000
Less: Depreciation                                                 (30,556)
Total Fixed Assets                                                 523,533
  Total Assets                                                     568,508

                   LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Bank overdraft                                                      12,352
Notes payable - short term                                         255,000
Accounts payable and accrued expense                               244,790
Accrued consulting - related party                                  40,000
Mortgage payable                                                   210,500
Related party payable                                              314,416
  Total Current Liabilities                                      1,077,058

Long Term Liabilities
Note payable                                                        42,500
Total Long Term Debt                                                42,500
Total Liabilities                                                1,119,558

Shareholders' Deficit
Common stock, par value $0.001
   authorized 500,000,000 shares,
   issued and outstanding 153,777,165                              153,777
Additional paid-in capital                                       3,234,083
Less: subscriptions receivable $505,859
   Net of $505,859 allowance - doubtful accounts                        --
Deficit                                                         (3,938,910)
  Total Shareholders' Equity                                      (544,378)
    Total Liabilities and Shareholders' Deficit                    568,508

See accompanying notes to financial statements


                             AVERY SPORTS TURF, INC.
                             STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                    Three Months              Three Months
                                        Ended                    Ended
                                   March 31, 2004            March 31, 2005

Net Sales                          $   30,034                $      3,280

Cost of Goods Sold                      4,266                      54,545

Gross Profit                           25,768                     (51,265)

Selling, General and  Administrative
   Expenses                           213,159                      65,726

Depreciation                            6,688                       7,221

Interest Expense                        3,427                      10,731

Miscellaneous (Income) Expense            201                          --

Income (Loss) From Operations        (197,707)                   (134,940)

Income Tax                                 --                          --

Net Income (Loss)                    (197,707)                  (134,940)

Loss Per Common Share
   Basic and Diluted                  (0.0013)                   (0.0009)

Weighted Average
Number of Common
   Shares Outstanding             153,777,165                137,599,143

    See accompanying notes to financial statements


                               AVERY SPORTS TURF, INC.
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                    Three Months              Three Months
                                        Ended                    Ended
                                   March 31, 2004            March 31, 2005

Cash Flows From Operating
Activities:
Net income (loss)                  $ (197,707)               $ (134,940)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation                            6,688                     7,221
Stock for services (returned)         105,500                        --
Changes in operating assets
and liabilities:
Inventory                             (32,410)                    1,840
Accounts receivable                    (4,612)                      (30)
Other current assets                       --                     2,778
Notes payable                          61,000                    57,971
Accounts payable and accrued expense   11,554                    38,013
Related party payable                   5,531                    20,000
Bank overdraft                         10,684                     8,647
Deposit - affiliate                   (14,722)                       --
Net Cash Used In
Operating Activities                  (48,494)                    1,500

Cash Flows From Investing Activities:
Investment - equipment                (12,000)                       --
 Net Cash Used In Investing
Activities                            (12,000)                       --

Cash Flows From Financing Activities:
Mortgage reduction                       (586)                   (1,500)
Proceeds from issuance of stock        26,000                        --
Notes payable - non current            20,000                        --

Net Cash Provided By Financing
Activities                             45,414                    (1,500)

Net Decrease In Cash                  (15,080)                       --

Cash at Beginning of Period            15,080                        --

Cash at End of Period                      --                        --

Supplemental Disclosure of
   Cash Flow Information:
Stock for services                    105,500                        --

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

These financial statements should be read in conjunction with the December 31, 2004 audited financial statements contained in the Form 10-KSB. The operating results for any interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

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

Perma was "spun off" on January 10, 2001.

NOTE 4.  CONTINUED EXISTENCE

As shown in the accompanying interim financial statements, the Company has as of March 31, 2005 an accumulated deficit of $3,938,910. The industry in which the Company operates is very dynamic and extremely competitive. The Company's ability to generate net income and positive cash flows is dependent on the ability to continue to increase sales while reducing operating costs, as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of March 31, 2005, these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 5. LITIGATION

The Company could possibly be exposed to litigation in connection with the issuance of stock subscriptions by previous management. Current management believes litigation unlikely

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, its unaudited financial statements and related notes included elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

     The Company is engaged in the business of manufacturing and distributing artificial grass surfaces for commercial, athletic, residential and child care applications (sometimes known as "artificial turf"). During the 2004 fiscal year and the three months ended March 31, 2005, the Company sold turf products through its distributors and an affiliate. Prior to December 19, 2003, the Company was dependent on the manufacturing facilities of a Georgia company. On December 19, 2003, the Company acquired the manufacturing facilities and certain rights to use patents applied for by the former owners of the Georgia facilities. In addition, the Company has retained the former plant owner as a consultant and manager of the facilities under a five-year contract. It is the Company's belief that access to the patented products and the increased margins that can be gained by owning the facilities will greatly enhance the Company's business model. In addition to the control of production, the Company is now in a position to improve quality control, offer new and varied products to meet the needs of customers, and provide custom products to its customers.

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

     The Company manufactures a distinctive and highly recognized line of artificial turf products. Such products include natural landscape, safe play area, and putting green materials, driving mats and accessory products. The Company's primary market area is the U.S. and, in particular, those western states where shrinking water supplies are creating an increasing demand for artificial turf products in residential, daycare and commercial landscape applications. The Company's products are distributed primarily to wholesale customers and landscape installation contractors.

     The Company has and is implementing a plan to acquire and warehouse an inventory of turf products at strategic locations throughout its market territories, but it will need to raise significant additional financing or secure a working capital line of credit in order to successfully fund such expanded operations. If the Company is not able to complete a financing or secure a working capital line of credit in a timely manner, it will need to implement fundamental changes to its business and operations which will likely include substantially reducing, suspending, or terminating such a capacity expansion and substantially reducing its operating expenditures.

Results of Operations.

(a)  Revenues.

     The Company reported $3,280 sales for the three months ended March 31, 2005. This represents a decrease of $26,754, or approximately 90%, from the sales of $30,034 reported for the three months ended March 31, 2004. The Company experienced low sales during this quarter due to a seasonality of product installation and usage.

(b)  Selling, General, and Administrative Expenses.

     The Company incurred total selling, general and administrative expenses of $65,726 for the three months ended March 31, 2005 as compared to $213,159 the three months ended March 31, 2004; this represents a decrease of $147,433 or approximately 70%. This decrease is due primarily to decreased consulting fees and expenses of outside services.

(c)  Depreciation and Amortization.

     Depreciation and amortization for the three months ended March 31, 2005 was $7,221 and $6,688 in the three months ended March 31, 2004, an increase of $533 or approximately 8%. Depreciation is attributable to the manufacturing facilities owned by the Company.

(d)  Interest Expense.

     The Company incurred interest charges (net of interest income) of $10,731 in the three months ended March 31, 2005, compared with $3,427 in the three months ended March 31, 2004, an increase of $7,304 or approximately 313%. The interest expense in the quarter ended March 31, 2005 is the result of borrowings for the Company's manufacturing operations plus the cost of carrying the building purchased.

(e)  Net Operating Loss Carryforward.

     At March 31, 2005, the Company had available net operating loss carryforwards of approximately $3.9 million that may provide future tax benefits expiring beginning in June of 2006; this compares with net operating loss carryforwards of approximately $2.4 million at March 31, 2004.

(f)  Net Loss.

     The Company reported a net loss of $134,940 for the three months ended March 31, 2005 as compared to a net loss of $197,707 for the three months ended March 31, 2004, a decrease of $62,767 or approximately 30%. The lower net loss for the current quarter is primarily due to reduced selling, general and administrative expenses.

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

Operating Activities.

     The net cash used in operating activities was $48,494 for the three months ended March 31, 2005 compared to $1,500 for the three months ended March 31, 2004, an increase of $46,994. This increase is attributed to many changes from period to period, including the payment of stock based compensation.

Investing Activities.

     Net cash used in investing activities increased to $12,000 during the three months ended March 31, 2005 as compared to zero for the three months ended March 31, 2004 as a result of the purchase of equipment.

Liquidity and Capital Resources.

     As of March 31, 2005, the Company had total current assets of $44,975 and total current liabilities of $1,077,058, resulting in a working capital deficit of $1,032,083; as of that date, the Company had no cash. During the three months ended March 31, 2005 and 2004, the Company incurred losses of $197,707 and $134,940, respectively, and the Company had an accumulated deficit of $3,938,910 as of March 31, 2005. These factors raise substantial doubt as to the Company's ability to continue as a going concern. In fact, the Company's independent accountants' audit report included in the Form 10-KSB for the year ended December 31, 2004 includes a substantial doubt paragraph regarding the Company's ability to continue as a going concern.

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

     Our current cash flow from operations will not be sufficient to maintain our capital requirements for the next twelve months. Accordingly, the Company will need to continue raising capital through either debt or equity instruments. The Company believes it will need to raise at least $500,000 within the next twelve months so we may continue executing our business plans. Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet its capital needs, or that financing will be available on terms favorable to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of our planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to:

     - curtail operations significantly;

     - sell significant assets;

     - seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets; or

     - explore other strategic alternatives including a merger or sale of the Company.

     To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders.
The Company has continued to raise capital through isolated financing transactions. During the fiscal year ended December 31, 2004, the Company sold a total of 2,600,000 shares of common stock in Regulation D offerings to individuals for a total consideration of $26,000 ($0.01 per share).

Off Balance Sheet Arrangements.

     The Company does not engage in any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

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

Critical Accounting Policies.

     The Securities and Exchange Commission ("SEC") has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) non-cash compensation arrangements; and (c) revenue recognition. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

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

Forward Looking Statements.

     Information in this Form 10-QSB contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-QSB, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our adequacy of cash, expectations regarding net losses and cash flow, our need for future financing, our dependence on personnel, and our operating expenses.

     Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above as well as risks set forth above under "Factors That May Affect Our Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

     As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, our principal executive officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

Changes in Disclosure Controls and Procedures.

     There were no significant changes in the Company's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since their most recent evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES.

     None. In addition, there were no purchases of common stock of the Company by the Company or its affiliates during the three months ended March 31, 2005.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     A note of $200,000 due Jural Avery, former owner of the building purchased by the Company, is payable in seven installments with six installments of $25,000 due at the end of the first second and third calendar quarter of 2004 and 2005. One final payment of $50,000 is due on March 31, 2006. The note bears no interest and per the agreement is to be secured by a second mortgage on the building. The second mortgage has not been recorded.

     The Company is in arrears on these contractual payments in the approximate amount of $100,000 as of March 31, 2005. The Company is in discussions to cure the arrears and bring the payments current.

ITEM 6.  EXHIBITS.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

                                SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Avery Sports Turf, Inc.


Dated: May 23, 2005                    By: /s/ Gary Borglund
                                       Gary Borglund, President


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

10.4 Patent Application, dated December 10, 2003 (incorporated by reference to Exhibit 10.4 of the Form 10-KSB filed on April 18, 2005).

10.5 Assignment of U.S. Origin Patent Application, dated January 19, 2003 (originally reported as December 19, 2003)
        (incorporated by reference to Exhibit 10.3 of the Form 10-KSB filed on April 16, 2004).

10.6 Assignment of U.S. Origin Patent Application, dated May 10, 2004 (incorporated by reference to Exhibit 10.6 of the Form 10-KSB filed on April 18, 2005).

10.7 Patent Application, dated May 14, 2004 (incorporated by reference to Exhibit 10.7 of the Form 10-KSB filed on April 18, 2005).

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

23      Consent of Independent Registered Public Accounting Firm
        (incorporated by reference to Exhibit 23 of the Form 10-KSB filed on April 18, 2005).

31      Rule 13a-14(a)/15d-14(a) Certification of Gary Borglund
        (filed herewith).

32      Section 1350 Certification of Gary Borglund (filed herewith).