Form 10QSB
period 2005-06-30
AVERY SPORTS TURF INC
filed 2005-09-02
CIK 1083638

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

                                       (651) 452-1606
                                (Company's Telephone Number)

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

     As of June 30, 2005, the Company had 153,777,165 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No X   .

                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              REVIEW REPORT OF INDEPENDENT REGISTERED
              PUBLIC ACCOUNTING FIRM                                        3

              BALANCE SHEET AS OF
              JUNE 30, 2005                                                 4

              STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED
              JUNE 30, 2005 AND JUNE 30, 2004                               5

              STATEMENTS OF CASH FLOWS
              FOR SIX MONTHS ENDED
              JUNE 30, 2005 AND JUNE 30, 2004                               6

              NOTES TO FINANCIAL STATEMENTS                                 7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 9

     ITEM 3.  CONTROLS AND PROCEDURES                                      16

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                            17

     ITEM 2.  UNREGISTERED SALES OF EQUITY
              SECURITIES AND USE OF PROCEEDS                               17

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              17

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS                                          18

     ITEM 5.  OTHER INFORMATION                                            18

     ITEM 6.  EXHIBITS                                                     18

SIGNATURE                                                                  18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.


                               George Brenner, CPA
                           A Professional Corporation
                        10680 W. PICO BOULEVARD, SUITE 260
                          LOS ANGELES, CALIFORNIA 90064
                         310/202-6445 - Fax 310/202-6494

       REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Avery Sports Turf, Inc.

I have reviewed the accompanying balance sheet of Avery Sports Turf, Inc. as of June 30, 2005, and the related statements of operations for the three and six months ended June 30, 2005 and 2004, and the statements of cash flows for the six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

As discussed in Note 5, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.


/s/  George Brenner, CPA
George Brenner, CPA
Los Angeles, California
August 25, 2005


                              AVERY SPORTS TURF, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2005
                                   (Unaudited)

                                      ASSETS

Current Assets
Cash                                                          $       --
Accounts receivable                                                8,382
Inventory                                                         36,593
   Total Current Assets                                           44,975

Property and equipment
Equipment                                                         42,000
Less - depreciation                                               (4,952)
    Total Fixed Assets                                            37,048

Total Assets                                                      82,023

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Bank overdraft                                                    10,899
Notes payable                                                     55,000
Accounts payable                                                 107,209
Current portion - long term debt                                  22,500
Notes payable - related parties                                  393,095
Accrued expense and other current liabilities                    121,771
   Total Current Liabilities                                     710,474

Long Term Liabilities
Notes Payable                                                     42,500
Less - current portion                                           (22,500)
   Total Long Term Liabilities                                    20,000
     Total Liabilities                                           730,474

Shareholders' Deficit
Common stock, par value $0.001
   Authorized 500,000,000 shares,
   issued and outstanding 153,777,165                            153,777
Additional paid-in capital                                     3,239,083
Less: subscriptions receivable
   Net of $505,859 allowance - doubtful accounts                      --
Deficit                                                       (4,041,311)
   Total Shareholders' Deficit                                  (648,451)

Total Liabilities and Shareholders' Deficit                       82,023

See accompanying notes to financial statements


                             AVERY SPORTS TURF, INC.
                             STATEMENTS OF OPERATIONS
                                    (Unaudited)



                                            Three Months     Three Months     Six Months       Six Months
                                                Ended           Ended           Ended             Ended
                                           June 30, 2005    June 30, 2004   June 30, 2005     June 30, 2004
Net Sales                                  $     1,560      $  40,267       $     4,840       $   70,301
Cost of Goods Sold                                  --         21,785             6,411           26,051
Gross Profit                                     1,560         18,482            (1,571)          44,250
Selling, General and Administrative             34,922         99,633           145,730          312,993
Depreciation                                        --          6,687             7,221           13,375
Interest Expense                                   615          9,234            11,346           12,661
Loss From Operations                           (33,997)       (97,072)         (165,868)        (294,779)
Loss from disposition of building               66,473             --            66,473               --
Income Tax Provision                                --             --                --               --
Net Loss                                      (100,450)       (97,072)         (232,341)       (294,779)
Loss Per Common Share
   Basic and Diluted                           (0.0006)       (0.0006)          (0.0015)         (0.002)
Weighted Average Number of Common
   Shares Outstanding                      153,777,165    149,777,165       153,777,165     143,729,363


See accompanying notes to financial statements


                                     AVERY SPORTS TURF, INC.
                                    STATEMENTS OF CASH FLOWS
                                             (Unaudited)


                                                                   Six Months        Six Months
                                                                     Ended             Ended
                                                                  June 30, 2005      June 30, 2004
Cash Flows From Operating Activities
Net (Loss)                                                        $(232,341)         $(294,779)
Add loss on disposition of building                                  66,473                 --
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Depreciation                                                          7,221             13,375
Stock for services                                                       --            105,500
Changes in operating assets and liabilities:
Accounts receivable                                                      --             (1,500)
Inventory                                                             1,840            (17,023)
Notes Payable - affiliate                                            91,649             32,150
Note payable                                                        (15,000)            60,500
Accounts payable                                                     (3,323)            36,156
Accrued expense - related party                                      40,000                 --
Accrued Expense                                                      34,777             12,945
Bank overdraft                                                       10,899              5,589
   Net Cash Provided by (Used In) Operating Activities                2,195            (47,087)

Cash Flows From Investing Activities
Investment- equipment                                                    --            (12,000)
    Net Cash Used in Investing Activities                                --            (12,000)

Cash Flows From Financing Activities
Mortgage reduction                                                   (1,500)            (1,992)
Proceeds from note payable                                               --             20,000
Proceeds from issuance of stock                                          --             26,000
   Net Cash Provided by (Used In) Financing Activities               (1,500)            44,008

Net Decrease in Cash                                                   (695)           (15,079)

Cash at Beginning of Period                                            (695)            15,079

Cash at End of Period                                                    --                 --

Supplemental Disclosure of Cash Flow Information:
Stock for services - 19,800,000 shares
  @ $0.005 - $0.01 per share                                             --            105,500

Loss from disposition of  Building:
Cost                                                                512,089                 --
Less:
Encumbrances                                                       (420,012)                --
Accumulative depreciation                                           (25,604)                --
Loss on disposition                                                  66,473                 --

Cash Paid:
Interest                                                                 --                 --
Income taxes                                                             --                 --


See accompanying notes to financial statements


                                  AVERY SPORTS TURF, INC.
                               NOTES TO FINANCIAL STATEMENTS
                                       (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of Avery Sports Turf, Inc., a Delaware corporation ("Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company all adjustments (consisting of normal accruals) considered necessary for a fair presentation of these financial statements have been included.

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

Earnings (Loss) per Share.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Effective January 1, 1998, the Company adopted SFAS No.
128. Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the fully diluted losses per share for the first quarter of fiscal years 2005 and 2004 were antidilutive, basic and diluted losses per share are the same. Accordingly, rights to purchase common issuable upon conversion of convertible debentures were not included in the calculation of diluted earnings per common share.

NOTE 5.  CONTINUED EXISTENCE

As shown in the accompanying interim financial statements, the Company has as of June 30, 2005 an accumulated deficit of $4,041,311. The industry in which the Company operates is very dynamic and extremely competitive. The Company's ability to generate net income and positive cash flows is dependent on the ability to continue to increase sales while reducing operating costs, as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of June 30, 2005, these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 6.  RELATED PARITES

The Company's president is also the president of a portfolio company of a public company that is owed $333,905 by the Company. In addition, $60,000 is due the company president by the Company for accrued compensation.

NOTE 7.  LITIGATION

The Company could possibly be exposed to litigation in connection with the issuance of stock subscriptions by previous management. Current management believes litigation unlikely.

NOTE 8.  DISPOSAL OF BUILDING

On May 12, 2005, the building that the Company listed as an asset on its most recent balance sheet was disposed of by auction by its titleholder settling the first mortgage and the contract for deed. In addition, the personal and real estate taxes accrued were satisfied in this transaction.

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

     The Company acquired a manufacturing facility and assets in the fourth quarter of 2003 from a private corporation which building was disposed of in May 2005 by auction of its titleholder.

     The Company has and is implementing a plan to acquire and warehouse an inventory of turf products at strategic locations throughout its market territories, but it will need to raise significant additional financing or secure a working capital line of credit in order to successfully fund such expanded operations. With the disposition of the building, the Company is revisiting its business plan and what affect the disposition may have on its intellectual property rights and certain equipment acquired in connection with the acquisition of the building in the fourth quarter of 2003. If the Company is not able to complete a financing or secure a working capital line of credit in a timely manner, it will need to implement fundamental changes to its business and operations which will likely include substantially reducing, suspending, or terminating such a capacity expansion and substantially reducing its operating expenditures.

Results of Operations.

(a)  Revenues.

     The Company reported revenues of $1,560 for the three months ended June 30, 2005 compared to $40,267 for the three months ended June 30, 2004, a decrease of $38,707 or approximately 96%. The Company had revenues of $4,840 for six months ended June 30, 2005 compared to $70,301 for the six months ended June 30, 2004, a decrease of $65,461 or approximately 93%. The decrease in sales for both periods was due to reduced sales and lack of available materials for production.

(b)  Selling, General, and Administrative Expenses.

     Selling, general and administrative expenses for the three months ended June 30, 2005 totaled $34,922 compared to $99,633 for the three months ended June 30, 2004, a decrease of $64,711 or approximately 65%. Such expenses were $145,730 for the six months ended June 30, 2005 compared to $312,993 for the three months ended June 30, 2004, a decrease of $167,263 or approximately 53%. The decrease for the six-month period was due to a significant reduction of professional fees for outside services and salaries from the six months ended June 30, 2004 compared to the six months ended June 30, 2005.

(c)  Depreciation and Amortization.

     Depreciation and amortization for the three months ended June 30, 2005 was zero and $6,687 in the three months ended June 30, 2004.
This category of expense totaled $7,221 for the six months ended June 30, 2005 compares to $13,375 for the same period in 2004, a decrease of $6,154 or approximately 46%. Depreciation reduction is attributable to the building being disposed of during 2005

(d)  Interest Expense.

     The Company incurred net interest charges (net of interest income) of $615 in the three months ended June 30, 2005 compared to $9,234 for the same period in 2004, a decrease of $8,619 or approximately 93%. Net interest charges were $11,346 for the six months ended June 30, 2005 compared to $12,661 for the same period in 2004, a decrease of $1,315 or approximately 10%. The net interest charges reduction in 2005 is the result of no mortgage interest during the three months ended June 30, 2005.

(e)  Income Tax Benefit.

     At June 30, 2005, the Company had available net operating loss carryforwards of approximately $4.0 million that may provide future tax benefits expiring beginning in June of 2006; this compares with net operating loss carryforwards of approximately $2.5 million at June 30, 2004.

(f)  Net Loss from Operations.

     The Company reported a net loss from operations of $33,997 for the three months ended June 30, 2005 as compared to a net loss of $97,072 for the three months ended June 30, 2004, a decrease of $63,075 or approximately 65%. The net operating loss for the six months ended June 30, 2005 was $165,868 compared to a net loss of $294,779 for the six months ended June 30, 2004, a decrease of $128,911 or approximately 44%. The decreased net loss was due primarily to lower consulting and professional fees during the six-month period in 2005. The net loss was increased by $66,473 over the operating loss due for the three and six months ended June 30, 2005 due to the disposition of the building in May 2005.

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

     The Company's success in establishing an artificial turf business will be dependent on business and consumer acceptance of such products and their suitability for landscaping applications. If the markets for the Company's products do not develop or develop more slowly than the Company expects, its business may be harmed. If acceptance of artificial turf surfacing does not grow, the Company may not be able to increase revenues. Artificial surface usage by businesses and consumers is in an early stage of development, and market acceptance of such products is uncertain. A number of factors may inhibit the growth of usage of Company's artificial turf products, including regional weather patterns, product quality and aesthetic concerns, inconsistent quality of service, and limited availability of cost-effective manufacturing processes. If these or any other factors cause acceptance of Company's products to slow or decline, its results of operations could be adversely affected.

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

(d)  Dependence on Suppliers.

     The Company depends upon a number of suppliers for components of its products. There is an inherent risk that certain components of the company's products will be unavailable for prompt delivery or, in some cases, discontinued. The Company only has limited control over any third-party manufacturer as to quality controls, timeliness of production, deliveries and various other factors. Should the availability of certain components be compromised, it could force the company to develop alternative designs using other components, which could add to the cost of goods sold and compromise delivery commitments. If the Company is unable to obtain components in a timely manner, at an acceptable cost, or at all, the company may need to select new suppliers. In such an instance, the Company would not be able to manufacture product for a period of time, which could materially adversely affect its business, results from operations, and financial condition.

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

Operating Activities.

     The net cash provided by operating activities for the six months ended June 30, 2005 was $2,195, as compared to cash used in operating activities of $47,087 for the six months ended June 30, 2004, a change of $49,282 or approximately 105%. This change is attributable to increased expenses accrued to liabilities during the period.

Liquidity and Capital Resources.

     The Company currently has total current assets of $44,975 and total current liabilities of $710,474, resulting in a net working capital deficit of $665,499; as of that date, the Company had no cash. During the six months ended June 30, 2005 and 2004, the Company incurred net losses of $232,341 and $294,779, respectively, and the Company had an accumulated deficit of $4,041,311 as of June 30, 2005. These factors raise substantial doubt as to the Company's ability to continue as a going concern. In fact, the Company's independent accountants' audit report included in the Form 10-KSB for the year ended December 31, 2004 includes a substantial doubt paragraph regarding the Company's ability to continue as a going concern.

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

     The Company's current cash flow from operations will not be sufficient to maintain our capital requirements for the next twelve months. Accordingly, the Company will need to continue raising capital through either debt or equity instruments. The Company believes it will need to raise at least $500,000 within the next twelve months so it may continue executing our business plans.
Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet its capital needs, or that financing will be available on terms favorable to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of our planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require the Company to:

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

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer/principal financial officer, to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer/principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, our principal executive officer/principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     None. In addition, there were no purchases of common stock of the Company by the Company or its affiliates during the three months ended June 30, 2005.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     On May 12, 2005, and in circumstances that management was not aware of, the building that the Company listed as an asset on its most recent balance sheet was disposed of by auction by its titleholder. This building, located at #9 Riverside Industrial Complex, Rome, Georgia, was being purchased by the Company under an agreement dated December 19, 2003 (see Exhibit 10 - "Agreement"). Under the Agreement, the Company was purchasing this building under a contract of sale where the title remained with Jural Avery until the payment of the first mortgage on the building in the amount of approximately $216,000 and a note to George Avery in the amount of $200,000 (the Company has already paid a deposit in the amount of $30,000 in connection with this transaction).

     The $200,000 note was payable in seven installments, with six installments of $25,000 due at the end of the first second and third calendar quarter of 2004 and 2005. One final payment of $50,000 was due on March 31, 2006. The note bore no interest and per the agreement was to be secured by a second mortgage on the building. As disclosed in the December 31, 2004 Form 10-KSB, and subsequent filings, the Company was in arrears on the payments under this note.

     The Company is reviewing how this disposition affects the other assets acquired under the Agreement, namely the intellectual property and certain equipment. When such information is obtained, an amended Form 8-K for this transaction will be filed.

ITEM 6.  EXHIBITS.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.


                               SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Avery Sports Turf, Inc.


Dated: August 31, 2005                 By: /s/ Gary Borglund
                                       Gary Borglund, President
                                       (principal financial officer)

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

10.2 Agreement of Purchase and Sale between the Company, and George Avery, Jural Avery and Avery Sports Turf (a Georgia corporation), dated December 19, 2003 (including the following exhibits: Exhibit 1: Description of the Land;
        Exhibit 2: Description of the Equipment; Exhibit 3:
        Description of the Intellectual Property; Exhibit 4:
        Description of Assumed Liabilities; Exhibit 5: Description of Assumed Customer Contracts (actual contracts not included); Exhibit 6: Assignment of Intellectual
        Property; Exhibit 7: Description of the Excluded Assets;
        Exhibit 8: Description of the Excluded Liabilities; and
        Exhibit 9: Form of the Note) (incorporated by reference to
        Exhibit 10.2 of the Form 10-KSB filed on April 16, 2004).

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