Form 10QSB
period 2005-09-30
AVERY SPORTS TURF INC
filed 2005-12-02
CIK 1083638

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________


                         COMMISSION FILE NUMBER: 0-29447


                             AVERY SPORTS TURF, INC.
                -------------------------------------------------
               (Exact Name of Company as Specified in Its Charter)


           Delaware                                       52-2171803
---------------------------------------------         ------------------
(State or Other Jurisdiction of Incorporation          (I.R.S. Employer
                 or Organization)                     Identification No.)

        2535 Pilot Knob Road, Suite 118, Mendota Heights, Minnesota 55120
                    (Address of Principal Executive Offices)

                                (651) 452-1606 .
                          ----------------------------
                          (Company's Telephone Number)

            --------------------------------------------------------
            (Former Name, Former Address, and Former Fiscal Year, if
                           Changed Since Last Report)

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No.

     Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes No X.

     As of September 30, 2005, the Company had 153,777,165 shares of common stock issued and outstanding.

    Transitional Small Business  Disclosure Format (check one): Yes [ ] No [ X].


                                TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION                                                                                  PAGE

         ITEM 1.  FINANCIAL STATEMENTS

                             REVIEW REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM...............................................................3

                             BALANCE SHEET AS OF SEPTEBMER 30, 2005...............................................4

                             STATEMENTS OF OPERATIONS
                             FOR THE THREE AND NINE MONTHS ENDED
                             SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004............................................5

                             STATEMENTS OF CASH FLOWS
                             FOR THE NINE MONTHS ENDED
                             SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004............................................6

                             NOTES TO FINANCIAL STATEMENTS........................................................7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................................................10

         ITEM 3.  CONTROLS AND PROCEDURES........................................................................18

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS..............................................................................19

         ITEM 2.  UNREGISTERED SALES OF EQUITY
                  SECURITIES AND USE OF PROCEEDS.................................................................19

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................................................19

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS............................................................................19

         ITEM 5.  OTHER INFORMATION..............................................................................19

         ITEM 6.  EXHIBITS.......................................................................................20

SIGNATURE........................................................................................................20

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.


                               George Brenner, CPA
                           A Professional Corporation
                       10680 W. PICO BOULEVARD, SUITE 260
                          LOS ANGELES, CALIFORNIA 90064
                         310/202-6445 - Fax 310/202-6494

         REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Avery Sports Turf, Inc.

I have reviewed the accompanying balance sheet of Avery Sports Turf, Inc. as of September 30, 2005, and the related statements of operations for the three and nine months ended September 30, 2005 and 2004, and the statements of cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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


/s/  George Brenner, CPA
-----------------------
George Brenner, CPA
Los Angeles, California
November 23, 2005

                             AVERY SPORTS TURF, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (Unaudited)

                                     ASSETS
Current Assets
         Cash                                                                   $              --

                  Total Assets                                                  $              --
                                                                                =================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
         Bank Overdraft                                                                     3,012
         Accounts Payable                                                                 119,469
         Notes Payable                                                                     30,000
         Notes Payable - Related Parties                                                  435,394
         Accrued Expense and Other Current Liabilities                                    149,852
                                                                                -----------------
                  Total Current Liabilities                                               737,727

Long Term Liabilities
         Notes Payable                                                                     42,500
            Total Long -Term Liabilities                                                   42,500
                                                                                -----------------
                         Total Liabilities                                                780,227

Shareholders' Deficit
         Common Stock, Par Value $0.001;
            Authorized 500,000,000 Shares,
            Issued and Outstanding 153,777,165                                            153,777
         Additional Paid-In Capital                                                     3,239,083
         Less: Subscriptions Receivable
            Net of $505,859 Allowance - Doubtful Accounts                                      --
         Deficit                                                                       (4,173,087)
                                                                                -----------------
                Total Shareholders' Deficit                                              (780,227)
                                                                                -----------------

                  Total Liabilities and Shareholders' Deficit                   $              --
                                                                                =================

                 See accompanying notes to financial statements.

                             AVERY SPORTS TURF, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three Months Ended                         Nine Months Ended
                                                       September 30,                              September 30,
                                                     ------------------                         -----------------
                                                2005                     2004              2005                 2004
                                                ----                     ----              ----                 ----
Net Sales                                    $         --          $      34,681       $      4,840         $    04,983

Cost of Goods Sold                                     --                 30,016              6,411              56.067
                                             ------------          -------------       ------------         -----------

Gross Profit                                           --                  4,665             (1,571)             48,916

Selling, General and
   Administrative                                  62,747                103,871            234,365             416,034

Depreciation                                           --                  7,221              7,221              20,597

Amortization                                           --                     --                 --                  --

Interest Expense                                    1,131                  4,591             12,447              17,252
                                             ------------          -------------       ------------         -----------

Loss From Operations                              (63,878)              (111,081)          (255,604)           (404,967)

Loss from Asset Disposition                       (71,522)                    --           (108,473)                 --

Income Tax Provision                                   --                     --                 --                  --
                                             ------------          -------------       ------------         -----------

Net Loss                                     $   (135,430)         $    (111,081)      $   (364,117)        $  (404,967)
                                             ============          =============       ============         ===========

Loss Per Common Share
   Basic and Diluted                         $    (0.0009)         $     (0.0013)      $    (0.0024)        $   (0.0027)
                                             ============          =============       ============         ===========

Weighted Average
   Number of Common
   Shares Outstanding                         153,777,165             85,616,295        153,777,165         145,745,297
                                             ============          =============       ============         ===========

                 See accompanying notes to financial statements

                             AVERY SPORTS TURF, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                    -----------------
                                                                             2005                    2004
                                                                             ----                    ----
Cash Flows From Operating Activities
         Net Loss                                                        $ (364,117)              $ (404,967)
         Adjustments to Reconcile Net Loss to
            Net Cash Used in Operating Activities:
                          Loss on disposition of building & equipment       108,473                       --
         Depreciation                                                         7,721                   20,597
         Stock for Services                                                      --                  116,750
         Changes in Operating Assets and Liabilities:
                  Accounts Receivable                                         8,351                 (131,857)
                  Inventory                                                  38,433                  (29,130)
                  Notes Payable - Affiliate                                 113,949                  119,990
                  Accrued expense related party                              60,000                   20,000
                  Prepaids                                                    2,778                       --
                  Note Payable                                              (40,000)                  68,357
                  Accounts Payable                                            8,937                   32,549
                  Accrued Expense                                            57,670                   54,109
                                                                         ----------               ----------
                 Net Cash Used in Operating Activities                       (2,195)                 (15,602)

Cash Flows From Investing Activities
                  Investment - Equipment                                         --                  (15,300)
                                                                         ----------               ----------
             Net Cash Used in Investing Activities                               --                  (15,300)

Cash Flows From Financing Activities
         Bank Overdraft                                                        (695)                   3,022
         Mortgage Reduction                                                  (1,500)                  (3,041)
         Proceeds from Note Payable                                              --                   20,000
         Proceeds from Issuance of Stock                                         --                   26,000
                                                                         ----------               ----------
            Net Cash Provided by (Used in) Financing Activities              (2,195)                  45,981

Net Increase (Decrease) in Cash                                                  --                  (15,079)

Cash at Beginning of Period                                                      --                   15,079
                                                                         ----------               ----------

Cash at End of Period                                                    $       --               $       --
                                                                         ==========               ==========
Supplemental Disclosure of Cash Flow Information:
    Interest                                                             $       --               $       --
                                                                         ==========               ==========
    Income taxes                                                         $       --               $       --
                                                                         ==========               ==========
    Stock for Services - 24,300,000 Shares @
    $0.005 - $0.01 per Share                                             $       --               $  116,750
                                                                         ==========               ==========
    Sale of Building                                                     $  554,089                       --
     Less:
        Encumbrances                                                       (420,012)                      --
        Accumulated depreciation                                            (25,604)                      --
        Loss on disposition                                                 108,473                       --

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

Earnings (Loss) per Share.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Effective January 1, 1998, the Company adopted SFAS No. 128. Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the fully diluted losses per share for the three quarters of fiscal years 2005 and 2004 were antidilutive, basic and diluted losses per share are the same

NOTE 5.  CONTINUED EXISTENCE

As shown in the accompanying interim financial statements, the Company has as of September 30, 2005 an accumulated deficit of approximately $4,173,000. The industry in which the Company operates is very dynamic and extremely competitive. The Company's ability to generate net income and positive cash flows is dependent on the ability to increase sales while containing operating costs, as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of September 30, 2005, these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 6.  RELATED PARITES

The Company's president is also the president of a public company who's subsidiary is owed $355,394 by the Company.

NOTE 7.  LITIGATION

The Company could possibly be exposed to litigation in connection with the issuance of stock subscriptions by previous management. Current management believes litigation unlikely.

NOTE 8.  SUBSEQUENT EVENTS

The Company elected to discontinue the manufacturing portion of its artificial turf business. The competitive nature and capital equipment costs necessary to be a competitive manufacture did not fit with the future of the Company and it ability to survive. The Company must now rely on other manufactures to supply it with products to sell to its customers.

Subsequent to September 30, 2005, the Company entered into a letter of intent with Copacabanna (T) Limited, a Tanzania corporation, to acquire certain gold properties in Tanzania. The property specific to the letter of intent is located in Mpwapwa, Kiteto and Kongwa Districts. Initial surveys of the property indicate the level of metal in the property is feasible for economic development of the property. Future sampling surveys will be necessary prior to the development to this property. The Company is working with companies and individuals that have had extensive background in the gold mining business.

NOTE 9. CORRECTION TO PRIOR YEARS CASH FLOW

Cash flows used in operations reported as $15,602 at September 30, 2004 should have been $45,760 an increase of $30,158. The rest of the statement is correct including the final result, a decrease in cash of $15,079. This correction is the result of typographical errors.

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

Overview.

     The Company sells a distinctive and highly recognized line of artificial turf products. Such products include natural landscape, safe play area, and putting green materials, driving mats and accessory products. The Company's primary market area is the U.S. and, in particular, those western states where shrinking water supplies are creating an increasing demand for artificial turf products in residential, daycare and commercial landscape applications. The
Company's products are distributed primarily to wholesale customers and landscape installation contractors. Perfect Turf, Inc., of which the president of the Company is also the president of its parent company, is acting as the Company's agent on golf and related products in some areas.

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

Results of Operations.

(a)  Revenues.

     The Company had $4,840 in revenues for nine months ended September 30, 2005 compared to $104,983 for the nine months ended September 30, 2004, a decrease of $100,143 or approximately 95%. The Company had no revenues for the three months ended September 30, 2005 compared to $34,681 for the three months ended September 30, 2004. The decrease in sales for the three-month period and nine-month period is attributable to a wind down of the turf production at the Company's plant.

(b)  Selling, General, and Administrative Expenses.

     Selling, general and administrative expenses of $234,365 were incurred in the nine months ended September 30, 2005 compared to $416,034 for the nine months ended September 30, 2004, a decrease of $181,6693 or approximately 43%. These expenses were $62,747 for the three months ended September 30, 2005 compared to $103,871 for the three months ended September 30, 2004, a decrease of $41,024 or approximately 36%. The decrease for the nine-month period was due to the wind down of the manufacturing facilities in Georgia and the decrease in compensation for professional services.

(c)  Depreciation and Amortization.

     Depreciation was $7,221 for the nine months ended September 30, 2005 compared to $20,597 in the nine months ended September 30, 2004, a decrease of $13,376 or approximately 65%. Depreciation and amortization totaled zero for the three months ended September 30, 2005 compared to $7,221 for the three months ended September 30, 2004. Amortization for both the three and nine months ended September 30, 2005 was zero and also zero for the same periods in 2004. Depreciation for the nine months period is attributable to the manufacturing facilities owned during 2005 but absent during the same periods in 2004.

(d)  Interest Expense.

     Interest expense (net of interest income) was $12,447 for the nine months ended September 30, 2005 compared to $17,252 for the nine months ended September 30, 2004, a decrease of $4,805 or approximately 28%. Interest expense was $1,131 for the three months ended September 30, 2005 compared to $4,591 for the three months ended September 30, 2004, a decrease of $3,460 or approximately 75%. The interest expense in the nine-month and three-month periods ended September 30, 2005 is the result of borrowings for the Company's manufacturing operations plus interest payments on the manufacturing building that was owned during most of 2005 but not in 2004.

(e)  Income Tax Benefit.

     At September 30, 2005, the Company had available net operating loss carryforwards of approximately $2,300,000 that may provide future tax benefits expiring beginning in September of 2019; this compares with net operating loss carryforwards of approximately $1,930,000 at September 30, 2004. The increase in net operating loss carryforward is the result of the company's operating loss experienced during that year. The Company has fully reserved the resulting deferred tax asset because the likelihood of realization of these benefits cannot presently be determined.

(f)  Net Loss.

     The Company had a net loss of $364,117 for the nine months ended September 30, 2005 compared to $404,967 for the nine months ended September 30, 2004, a decrease of $40,850 or approximately 10%. The Company had a net loss of $135,430 for the three months ended September 30, 2005 compared to a net loss of $111,081 for the three months ended September 30, 2004, an increase of $24,412 or approximately 22%. The increased loss during the three-month period was due primarily to disposition of the plant and its operations during 2005 and lowering of consulting and professional fees. The lower net loss during the nine-month period was directly due to lower selling, general and administrative costs during the nine months ended September 30, 2005.

Factors That May Affect Operating Results.

     The operating results of the Company can vary significantly depending upon a number of factors, many of which are outside its control. General factors that may affect the Company's operating results include:

o    market acceptance of and changes in demand for products and services;

o a small number of customers account for, and may in future periods account for, substantial portions of the Company's revenue, and revenue could decline because of delays of customer orders or the failure to retain customers;

o    gain or loss of clients or strategic relationships;

o announcement or introduction of new services and products by the Company or by its competitors;

o    price competition;

o    the  ability  to  upgrade  and  develop  systems  and   infrastructure   to
     accommodate growth;

o the ability to introduce and market products and services in accordance with market demand;

o    changes in governmental regulation; and

o reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability.

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

     The Company is also subject to the following specific factors that may affect its operating results:

(a)  Competition.

     The market for artificial turf is competitive and the Company expects competition to continue to increase. In addition, the companies with whom the Company has relationships could develop products or services, which compete with the Company's products or services. Also, some competitors in the Company's market have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than the Company does. The Company also expects to face additional competition as other established and emerging companies enter the market for artificial turf. To be competitive, the Company believes that it must, among other things, invest resources in supplying new products, improving its current products and maintaining customer satisfaction. Such investment will increase the Company's expenses and affect its profitability. In addition, if it fails to make this investment, the Company may not be able to compete successfully with its competitors, which could have a material adverse effect on its revenue and future profitability

(b)  Acceptance of Synthetic Turf Surfaces.

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

(c)  Technological and Market Changes.

     The markets in which the Company competes are characterized by new product introductions, evolving industry standards, and changing needs of customers. There can be no assurance that the Company's existing products will continue to be properly positioned in the market or that it will be able to introduce new or enhanced products into the market on a timely basis, or at all. Currently, the Company is focusing on introducing new products. There can be no assurance that enhancements to existing products or new products will receive customer acceptance.

     There is a risk to the Company that there may be delays in initial shipments of new products. Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors' responses to its new product introductions, and the desire by customers to evaluate new products for longer periods of time.

(d)  Dependence on Suppliers.

     The Company depends upon a number of suppliers for its products. There is an inherent risk that certain of the Company's products will be unavailable for prompt delivery or, in some cases, discontinued. The Company only has limited control over any third-party manufacturer as to quality controls, timeliness of production, deliveries and various other factors. Should the availability of certain components be compromised, it could force the Company to develop alternative designs using other components, which could add to the cost of goods sold and compromise delivery commitments. If the Company is unable to obtain product in a timely manner, at an acceptable cost, or at all, the Company may need to select new suppliers. In such an instance, the Company would not be able to distribute product for a period of time, which could materially adversely affect its business, results from operations, and financial condition.

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

(g)  Limitations on Liability and Indemnification.

     Under the provisions of the Delaware law, the Company can provide for such indemnification directors and officers, as well as for a limitation of liability of directors and officers for monetary damages arising from a breach of their fiduciary duties. Any limitation on the liability of any director or officer, or indemnification of any director, officer, or employee, could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them.

Operating Activities.

     The net cash used in operating activities was $2,195 for the nine months ended September 30, 2005 compared to $15,602 required for the nine months ended September 30, 2004, an decrease of $13,407 or approximately 86%

Liquidity and Capital Resources.

     As of September 30, 2005, the Company had total current assets of zero and total current liabilities of $737,727, resulting in a net working capital deficit of $737,727; as of that date, the Company had no cash. During the nine months ended September 30, 2005 and 2004, the Company incurred net losses of $364,117 and $404,967, respectively, and the Company had an accumulated deficit of $4,173,087 as of September 30, 2005. These factors raise substantial doubt as to the Company's ability to continue as a going concern. In fact, the Company's independent accountants' audit report included in the Form 10-KSB for the year ended December 31, 2004 includes a substantial doubt paragraph regarding the Company's ability to continue as a going concern.

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

     If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of our planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require the Company to:

o    curtail operations significantly;

o    sell significant assets;

o seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets; or

o explore other strategic alternatives including a merger or sale of the Company.

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

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive/financial officer, to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, the Company's management carried out an evaluation, under the supervision and with the participation of our principal executive/financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, our principal executive/financial officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, our principal executive/financial officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our principal executive officer/principal financial officer, to allow timely decisions regarding required disclosure.

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

Changes in Disclosure Controls and Procedures.

     There were no changes in the Company's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since their most recent evaluation.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          None.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

          None. In addition, there were no purchases of common stock of the Company by the Company or its affiliates during the three months ended September 30, 2005.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None

ITEM 5.   OTHER INFORMATION.

Subsequent Events.

     The Company elected to discontinue the manufacturing portion of its artificial turf business. The competitive nature and capital equipment costs necessary to be a competitive manufacture did not fit with the future of the Company and it ability to survive. The Company must now rely on other manufactures to supply it with products to sell to its customers.

     Subsequent to September 30, 2005, the Company entered into a letter of intent with Copacabanna (T) Limited, a Tanzania corporation, to acquire certain gold properties in Tanzania. The property specific to the letter of intent is located in Mpwapwa, Kiteto and Kongwa Districts. Initial surveys of the property indicate the level of metal in the property is feasible for economic development of the property. Future sampling surveys will be necessary prior to the development to this property. The Company is working with companies and individuals that have had extensive background in the gold mining business.

ITEM 6.   EXHIBITS.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Avery Sports Turf, Inc.


Dated: December 2, 2005                  By: /s/ Gary Borglund
                                         ---------------------
                                         Gary Borglund, President
                                         (principal executive/financial officer)

                                  EXHIBIT INDEX

Number                             Description
------                             -----------

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