Form 10KSB
period 2005-12-31
AVERY SPORTS TURF INC
filed 2006-03-31
CIK 1083638

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

     Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes    X      No
..
     The Company had revenues of $4,840 for the fiscal year ended December 31, 2005. The aggregate market value of the voting stock held by non-affiliates of the Company as of December 31, 2005 is $ 449,331. As of March 30, 2006, the Company had 497,604,765 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No    X.

                                TABLE OF CONTENTS

PART I.                                                                 PAGE

ITEM 1.   DESCRIPTION OF BUSINESS                                          3

ITEM 2.   DESCRIPTION OF PROPERTY                                          9

ITEM 3.   LEGAL PROCEEDINGS                                                9

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              9

PART II.

ITEM 5.   MARKET FOR COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS                                 10

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    11

ITEM 7.  FINANCIAL STATEMENTS                                             16

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE                          16

ITEM 8A.  CONTROLS AND PROCEDURES                                         16

ITEM 8B   OTHER INFORMATION                                               17

PART III.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
          AND CONTROL PERSONS; COMPLIANCE WITH
          SECTION 16(A) OF THE EXCHANGE ACT                               18

ITEM 10.  EXECUTIVE COMPENSATION                                          19

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT, AND
          RELATED STOCKHOLDER MATTERS                                     21

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  23

ITEM 13.  EXHIBITS                                                        23

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                          23

SIGNATURE                                                                 25

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.

     At December 31, 2005 we had no operations other than seeking a business combination partner. The information below details the business operations we have operated historically.

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

     On December 2, 2002, the Company entered into an exclusive manufacturing agreement ("Output Agreement") with George Avery (former president and director of the Company) and Avery Sports Turf, Inc. ("Avery Georgia"), a private entity doing business in Rome, Georgia. The Output Agreement contemplated that Avery Georgia would design and manufacture, for distribution by the Company, all-weather synthetic playing surfaces that combine what we believe to be the finest safety and durability features in the industry and the Company would distribute them. The Company entered into a superseding manufacturing agreement ("Second Output Agreement") with Mr. Avery and Avery Georgia, dated May 14, 2003 (see Exhibit 10.1 to this Form 10-KSB). The Second Output Agreement replaced the Output Agreement, and was necessitated by the resignation in January 2003, of Mr. Avery from the Company's board of directors, and by the Company's need for a longer term manufacturing agreement with Avery Georgia. Pursuant to the Second Output Agreement, the Company was no longer required to pay Avery Georgia a $70,000 additional payment (as required under the Output Agreement). Upon the Company's subsequent purchase of the manufacturing assets of Mr. Avery and Avery Georgia (described in the next succeeding paragraph), the Second Output Agreement was cancelled.

     On December 19, 2003 the Company entered into an agreement with George Avery, Jural Avery and Avery Georgia to purchase certain of the assets of Avery Georgia, including a building, and equipment at its location in Rome, Georgia.; The agreement includes the rights to use a certain patent held by Mr. Avery and the continued services of Mr. Avery as a consultant in the production of turf products. In connection with this transaction, the Company assumed a first mortgage indebtedness encumbering the property, with a remaining balance due as of the date of this agreement of approximately $212,000. Also, the Company paid a deposit of $30,000 issued a promissory note to the sellers in the amount of $200,000 as additional consideration toward the total purchase price for the assets acquired in this transaction of $470,000.

     The Company elected to discontinue the manufacturing portion of its artificial turf business. The competitive nature and capital equipment costs necessary to be a competitive manufacturer did not fit with the future of the Company and its ability to survive. The Company disposed of the building, equipment and inventory that was used in the manufacturing process. (Refer to Notes to Financial Statements)

     On September 30, 2005, the Company entered into a letter of intent with Copacabanna (T) Limited, a Tanzania corporation, to acquire certain gold properties in Tanzania. The property specific to the letter of intent is located in Mpwapwa, Kiteto and Kongwa Districts. Initial surveys of the property indicate the level of metal in the property is feasible for economic development of the property. Future sampling surveys will be necessary prior to the development of this property. The Company is working with companies and individuals that have had extensive background in the gold mining business.

     Subsequent to year end the letter of intent was cancelled.
(Refer to Notes to Financial Statements, Subsequent Events)

     Prior to year end the Company ceased the sales of products along with the discontinuance of the manufacturing of products.

Previous Business of the Company

(a)  Principal Products and Markets

     The Company was previously engaged in the business of distributing artificial grass surfaces (sometimes known as "artificial turf") for commercial, athletic, residential and child care applications.

     The Company's primary markets were (1) distributors that install athletic fields for professional athletic teams, colleges and municipalities, (2) vendors that provide safety zones for playgrounds and child-care centers, and (3) landscape contractors and landscape material distributors supplying the commercial and residential outdoor landscaping industries, particularly in areas of the United States experiencing water shortages. In order to more fully develop the athletic market, the Company intended to create new products and community awareness as to the environmental benefits and safety features of artificial turf.

1.  Athletic Field Segment.

     According to research assembled by the Company, the Company estimated that the athletic field artificial surfacing market in the United States has an annual gross market size of more than $150 million. This market also includes high schools, colleges and professional sports venues in the United States, each in the $350,000 to $1,000,000 price range, which will need replacement during the next five years. The Company believes that the high repair and maintenance costs of many natural grass fields (up to $50,000 per year) will prompt many potential customers to consider a conversion to artificial turf.

2.  Playground and Childcare Segment.

     The Company also intended to pursue projects for childcare centers and playgrounds, particularly in the several states where there are rules mandating safe surfaces to protect children from accidental falls. The Company previously promoted its artificial turf as a safe, low maintenance alternative to woodchips and rubber crumb.

3.  Residential and Commercial Segment.

     There are millions of homes in the United States. The Company hoped to capture a percentage in each region of the United States for installation of artificial turf lawns, at an average sale of $3,600 per home. The Company also intended to pursue installations at commercial facilities. The Company through its sales representatives and distributors successfully installed artificial turf residential lawns and artificial turf-landscaping projects at numerous commercial facilities throughout the United States.

(b)  Distribution Methods

     The Company previously distributed its products through contract distributors and direct to end users, contractors and installers. One of the distributors was Perfect Turf, Inc, a company with which we share a common president and director.

(c)  Status of Previously Announced New Products

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

     Subsequent to year end, the Company reached a settlement agreement with George Avery assigning the rights to the patents to Avery as part of the agreement (refer to Notes to Financial
Statements, Subsequent Events)

(d)  Sources and Availability of Raw Material

     Synthetic yarn and acrylic and nylon backing are required raw materials for the manufacturing of the Company's products. The raw materials are derived from petroleum, which makes their cost sensitive to fluctuations in the cost of oil as the base ingredient.

     The Company's principal sources of the yarn and backing were CRB Corporation and Syntech; however, these materials were also readily available from a number of other suppliers at competitive prices.

(e)  Intellectual Property

     The Company's business significantly depended on intellectual property developed by the Company and intellectual property licensed from third parties. The Company generally sought patent protection for its intellectual property and endeavored to treat such as trade secrets where appropriate and had procedures in place to maintain their status as such.

(f)  Research and Development

     Prior to ceasing operations, the Company engaged in research and development activities, including the development of the new product described above. The portion of the Company's operating costs that was allocable to research and development is immaterial.

(g)  Compliance with Environmental Laws

     The costs of compliance with environmental laws are nominal, if any, and were therefore immaterial to the Company's operations.

(h)  Employees.

     The Company has no full time employees.

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

     - departure of key personnel.

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

     The SEC has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives;
(b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination
(i) stating in a highlighted format that it is unlawful for the broker or dealer to effect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the penny stock and information on the limited market.

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

(d) We have no operating capital.

     We do not presently have any cash from operations or financing activities to meet our short-term or long-term needs.

ITEM 2.  DESCRIPTION OF PROPERTY.

     On March 1, 2004, the Company leased 1,200 square feet of office space in Mendota Heights, Minnesota for a term of 36 months. This office space is used for administrative and financial functions of the Company. The Company shares the space and occupancy costs with City Capital Corporation, and pay 50% of the total rent of $1,253 per month. Subsequent to yearend, the Company assigned the lease to a non related party for the remainder of the term on the lease. (Refer - Notes to Financial Statements)

ITEM 3.  LEGAL PROCEEDINGS.

     Other than as set forth below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

     On April 13, 2005, a complaint was filed in the Superior Court of Floyd County, Georgia by Alan Castro against the Company. The complaint alleges that the Company failed to pay the plaintiff on a promissory note dated October 1, 2003 in the amount $30,000. The complaint seeks the amount of the note, plus accrued interest thereon. Subsequent to the year ending 2005, the company has agreed to settled the debt and the complaint will be terminated. (See Note 12: Subsequent Events in the Footnotes)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

     Since July 7, 2005, the Company's common stock has been traded on the Bulletin Board (OTC.BB) under the symbol "AVST". Prior to being listed on the OTC.BB the Company's common stock was traded on the Pink Sheets, LLC. Prior to the name change from In-Sports International, Inc., the stock was traded under the symbol "IRTN" on that market from January 13, 2000. The range of closing prices shown below is as reported by this market. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2005

                                                    High          Low

Quarter Ended December 31, 2005                     0.0040       0.0020
Quarter Ended September 30, 2005                    0.0025       0.0015
Quarter Ended June 30, 2005                         0.0110       0.0015
Quarter Ended March 31, 2005                        0.0040       0.0015

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2004

                                                    High          Low

Quarter Ended December 31, 2004                     0.0020       0.0006
Quarter Ended September 30, 2004                    0.0150       0.0010
Quarter Ended June 30, 2004                         0.0050       0.0015
Quarter Ended March 31, 2004                        0.0110       0.0050

Holders of Common Equity.

     As of March 27, 2006, there were approximately 150 shareholders of record of the Company's common stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

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

Equity Securities Sold Without Registration.

     The Company made no sales of unregistered securities (restricted stock) during the fiscal year ended December 31, 2005:

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

Overview.

     The Company was engaged in the business of distributing artificial grass surfaces for commercial, athletic, residential and child care applications (sometimes known as "artificial turf") during most of the year. The Company ceased its sales operations prior to year end. During the 2005 fiscal year, the Company sold turf products through its distributors and an affiliate. Prior to December 19, 2003, the Company was dependent on the manufacturing facilities of a Georgia company. On December 19, 2003, the Company acquired the manufacturing facilities and certain rights to use patents applied for by the former owners of the Georgia facilities. During the year ending December 31, 2005 the Company disposed of the manufacturing facilities.

     In December 2003, a patent application was filed for a new turf product, PolylonTurf, with the U.S. Patent & Trademark Office. PolylonTurf is a polyethylene and nylon product sewn through the same common opening that holds 3-5 lbs of crumb rubber infill material per sq ft. It provides improved retainment reducing the amount of infill that escapes into the air above the turf. The introduction of new products is a distinct advantage to the Company in setting it apart from other suppliers of artificial turf products. The rights to the patent application were assigned by George Avery to the Company on January 19, 2004 as part of the acquisition discussed above. In addition, on May 10, 2004, Mr. Avery also assigned to the Company a patent application for the Golf Mat, an artificial surface mat for use as a practice-playing surface. See Exhibits 10.4 to 10.7. Subsequent to the year end, the patents were assigned to George Avery as part of a settlement agreement. (Refer to Notes to Financial Statements, Subsequent Events)

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company, since its inception, has an accumulated deficit of $4,188,032 which raises substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon profitable operations and support from present shareholders.

Results of Operations.

(a)  Revenues.

     For the year ended December 31, 2005, the Company reported total operating revenues of $4,840. This compares to total operating revenues of $124,976 for the fiscal year ended December 31, 2004. The decreased sales were due to the closing of the manufacturing facility.

(b)  Selling, General and Administrative Expenses.

     The Company incurred total selling, general and administrative expenses of $193,819 for the year ended December 31, 2005 as compared to $374,749 for the fiscal year ended December 31, 2004; this represents a decrease of approximately 48.3%. The reduction in these expenses is attributed to the closing of the manufacturing facilities and expense supporting that operation.

(c)  Depreciation and Amortization.

     Depreciation and amortization for the year ended December 31, 2005 was $7,221 compared to $22,205 for the fiscal year ended December 31, 2004. The decrease was due to the write down of the manufacturing facilities and sale of the building when the manufacturing was discontinued.

(d)  Interest Expense.

     The Company incurred interest expense of $13,608 during the fiscal year ended December 31, 2005, compared with $25,502 in the fiscal year ended December 31, 2004. The decrease was due to the disposition of the Georgia building.

(e)  Net Operating Loss Carryforward. (NOL)

     The Company had accumulative losses of approximately $4,188,000 as Compared with approximately $2,913,000 as of December 31, 2005.Utilization of such net operating loss carryforwards is substantially limited and it is uncertain what benefits, if any, the Company will realize as a consequence.

(f)  Loss on Disposition of Building and Equipment

     The Company disposed of the building and equipment used in the manufacturing of artificial turf which resulted in a loss of $113,033 being recorded for the year ending December 31, 2005. This compares to zero for the same period in the year ending December 31, 2004.

(g)  Net Loss.

     The Company recorded a net loss of $384,062 for the fiscal year ended December 31, 2005, as compared to a net loss of $482,362 for the fiscal year ended December 31, 2004. The decrease of approximately
20% was due primarily to the closing of the manufacturing facility in Georgia.

(h)  Key Personnel.

     The Company's success is largely dependent on the personal efforts and abilities of its senior management. The loss of the Company's senior manager, who is the Company's chief executive officer and the chief financial officer, could have a material adverse effect on the Company's business and prospects.

Operating Activities.

     The net cash used in operating activities was $71,754 for the year ended December 31, 2005 compared to $268,648 for the year ended December 31, 2004, a decrease of $196,894. This decrease is attributed to many changes from year to year, including an increase in accounts payable and accrued expenses.

Investing Activities.

     Net cash used in investing activities was zero during the year ended December 31, 2005 as compared to $12,000 during the year ended December 31, 2004. The decrease is attributed to the closing of the manufacturing facility and the reduction of investment requirements.

Liquidity and Capital Resources.

     As of December 31, 2005, the Company had no current assets and total current liabilities of $800,171, resulting in a working capital deficit of $800,171. As of that date, the Company had no cash. During the years ended December 31, 2005 and 2004, the Company incurred losses of $384,062 and $482,362, respectively, and the Company has an accumulated deficit of $4,188,000 as of December 31, 2005. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Subsequent to the year end, the Company entered into agreements that impact the liquidity and resources of the Company. (Refer to Notes to Financial Statements)

     The accompanying financial statements have been prepared assuming that the Company continues as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business assuming the Company will continue as a going concern. However, the ability of the Company to continue as a going concern on a longer-term basis will be dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately attain profitability.

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

ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements as of and for the year ended December 31, 2005 and for the year ended December 31, 2004 are presented in a separate section of this report following Item 14.

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

     As of the end of the period covered by this report, Company management carried out an evaluation, under the supervision and with the participation of our principal executive officer; of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, the Company's principal executive officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

(a)  Gary Borglund, President/Secretary/Treasurer/Director.

     Mr. Borglund, age 58, has over ten years of professional experience in new ventures as a principal and executive, as well as ten years as a consultant. Since 1998, Mr. Borglund has worked exclusively with early stage development, high tech and Internet companies. He serves as a Board member of Synthetic Turf Corporation of America, a position he assumed in March 2000. Mr. Borglund was elected president, Chairman of the Board of this firm. In this position, he has dealt with issues regarding funding and restructuring of debt. Mr. Borglund serves on Boards of Directors of public and private companies including City Capital Corporation, Perfect Turf, Inc, NVCN, Inc and Stout Advisors and remains in these capacities with regard to the companies to date. Mr. Borglund was Vice President of Marketing for Greenhaven Marketing from 1991 to 1996 and a Director of Red Oak Management from 1996 to 2000. He attended the University of Minnesota. Mr. Borglund joined the Company on May 23, 2002.

Compliance with Section 16(a) of the Exchange Act.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons holding 10% or more of the Company's common stock to file reports regarding their ownership and their acquisitions and dispositions of the Company's common stock with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

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

Committees of the Board Of Directors.

     The Company presently does not have a compensation committee, nominating committee, an executive committee of our board of directors; stock plan committee or any other committees, except for an Audit Committee (see Item 14). However, our board of directors intends to establish various committees at a later time.

ITEM 10.  EXECUTIVE COMPENSATION.

                           Summary Compensation Table.

     The following table sets forth certain information relating to the compensation paid by the Company during the last three fiscal years to the Company's chief executive officer/president. No other executive officer of the Company received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2005 and for the two prior years.



                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                  Other           Restricted   Securities
principal                                 annual            stock     underlying      LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs    payouts compensation
                          ($)     ($)       ($)             ($)           (#)(4)        ($)       ($)
   (a)          (b)       (c)     (d)       (e)             (f)           (g)           (h)       (i)
Gary           2005     $80,000(3)  -      -               -           -               -         -
Borglund       2004     $20,000(2)  -      -               -           -               -         -
President/     2003           0
CEO (1)


(1) Mr. Borglund was appointed to the board of directors on May 30, 2002, and was elected President and CEO on February 1, 2003.

(2) Mr. Borglund's compensation for 2004 and 2005 has been accrued but not paid.

     Directors of the Company do not receive cash compensation for their services as directors or members of the committees of the board of directors. All directors may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the board of directors.

Employment Contract.

     There are not employment contracts.

Other Compensation.

     (a) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Company in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2005 provided for or contributed to by the Company.

     (b) (1) On August 5, 2003, the Company adopted an Employee Stock Incentive Plan; and (2) on August 5, 2003, the Company adopted a Non-Employee Director and Consultant Retainer Stock Plan. For a description of these plans, please see Item 11, below. The Company may compensate officers and directors in the future under one or both of these plans.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Security Ownership.

     The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of March 27, 2006 (497,604,765 issued and outstanding) by (i) all shareholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; (ii) each director and executive officer; and (iii) all officers and directors of the Company as a group. Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by him. In addition, none of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations

Title of Class   Name and Address               Amount and Nature   Percent of
                 of Beneficial Owner              of Beneficial        Class
                                                     Owner

Common Stock     Gary Borglund                       20,000,000 (1)       4.0%
                 2535 Pilot Knob Road
                 Suite 118
                 Mendota Heights, MN 55120

Common Stock     Shares of all directors and         20,000,000           4.0%
                 executive officers
                 as a group (1 person)

(1) 2,000,000 of these shares are held in the name of Stout Advisors & Liquidators, a company controlled by Mr. Borglund and 16,000,000 are held indirectly.

Securities Authorized for Issuance under Equity Compensation Plans.

     The Company has adopted two equity compensation plans (neither of which has been approved by the Company's shareholders):

(a)  Stock Incentive Plan.

     On August 5, 2003, the Company adopted a Stock Incentive Plan. This plan is intended to allow directors, officers, employees, and certain non-employees of the Company to receive options to purchase Company common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain employees. As of December 31, 2005, all 10,000,000 shares of common stock authorized under this plan have been registered under a Form S-8 filed with the SEC; the options are to be exercisable at whatever price is established by the board of directors, in its sole discretion, on the date of the grant. To date, no options have been granted under this plan.

(b)  Non-Employee Directors and Consultants Retainer Stock Plan.

     On August 5, 2003, the Company adopted a Non-Employee Directors and Consultants Retainer Stock Plan (the Company adopted Amendment No.
2 to this plan on July 1, 2004). The purposes of the plan are to enable the Company to promote the interests of the Company by attracting and retaining non-employee directors and consultants capable of furthering the business of the Company and by aligning their economic interests more closely with those of the Company's shareholders, by paying their retainer or fees in the form of shares of common stock. As of December 31, 2005, all 80,000,000 shares of common stock authorized under this plan have been registered as a result of Form S-8's filed with the SEC. As of December 31, 2005, there were no shares of common stock remaining to be issued under the plan as the remaining shares were issued during the years 2004 and 2005.

                      Equity Compensation Plan Information
                               December 31, 2005



                                                                                      Number of
                                                                                      securities
                                                                                      remaining
                                 Number of                                        available for future
                              securities to be                                        issuance under
                                issued upon            Weighted-average                   equity
                                exercise of            exercise price of               compensation
                                outstanding              outstanding                plans (excluding)
                              options, warrants        options, warrants          securities reflected
                                 and rights              and rights                  in column (a)
Plan category                      (a)                      (b)                         (c)
Equity compensation plans
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
                                                                                    10,000,000 shares;
                                                                                    Director's and
                                                                                    Consultant's Stock
                                                                                    Plan: 0 shares


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Other than as set forth below, during the last two fiscal years there have been no relationships, transactions, or proposed transactions to which the Company was or is to be a party, in which any of the directors, officers, or 5% or greater shareholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

     (a) On March 1, 2004, the Company leased office space for its offices in Mendota Heights MN. The term of the lease is 36 months. City Capital Corporation pays 50% of the total monthly rent of $1,253 at this location. City Capital and the Company have a common president and director.

     (b) Through November 2004, the Company sold artificial turf products to City Capital Corporation, among other companies, which in turn sold the products on the retail market.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by George Brenner, CPA for the audit of the Company's annual financial statements, and review of financial statements included in the Company's Form 10-QSB's: 2005:
$15,356; and 2004: $10,630

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

     The primary responsibility of the Audit Committee is to oversee our financial reporting process on behalf of the Company's board of directors and report the result of their activities to the board.
Such responsibilities include, but are not limited to, the selection, and if necessary the replacement, of the Company's independent auditors, review and discuss with such independent auditors (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included in our annual report on Form 10-KSB.

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

                                       Avery Sports Turf, Inc.


Dated: March 31, 2006                  By: /s/ Gary Borglund
                                       President [principal
                                       executive officer]

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature                    Title                             Date

/s/  Gary Borglund         President/Secretary/Treasurer      March 31, 2006
Gary Borglund              (principal executive,
                           financial and accounting
                           officer)/Director

                             AVERY SPORTS TURF, INC
                 FINANCIAL STATEMENTS AND ACCOMPANYING FOOTNOTES
                                 TABLE OF CONTENTS


1.  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                 27

2.  BALANCE SHEET                                                           28

3.  STATEMENTS OF OPERATIONS                                                29

4.  STATEMENT OF SHAREHOLDERS' (DEFICIT)                                    30

5.  STATEMENTS OF CASH FLOWS                                                31

6.  NOTES TO FINANCIAL STATEMENTS
    HISTORY                                                                 32
    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES                              32
    RECENTACCOUNTING PRONOUNCEMENTS                                         33
    SHAREHOLDERS' (DEFICIT) EQUITY                                          35
    INCOME TAX                                                              35
    STOCK BASED EXPENSES                                                    36
    NOTES PAYABLE                                                           36
    RELATED PARTIES                                                         36
    DISCONTINUING MANUFACTURING OPERATIONS                                  36
    LETTER OF INTENT                                                        36
    SUBSEQUENT EVENTS                                                       36


                               George Brenner, CPA
                            A Professional Corporation
                         10680 W. PICO BOULEVARD, SUITE 260
                           LOS ANGELES, CALIFORNIA 90064
                           310/202-6445 - Fax 310/202-6494


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Avery Sport Turf, Inc.
Mendota Heights, Minnesota

I have audited the accompanying balance sheet of Avery Sports Turf, Inc., a Delaware corporation as of December 31, 2005, and the related statements of operations, shareholders' (deficit) and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of Avery Sports Turf, Inc. as of December 31, 2005, the results of its operations and cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

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


/s/  George Brenner, C.P.A.
George Brenner, C.P.A.
Los Angeles, California
March 27, 2006


                         AVERY SPORTS TURF, INC.
                              BALANCE SHEET
                            DECEMBER 31, 2005

                                ASSETS

Current Assets:
Cash                                                  $            --
  Total Current Assets                                             --

Total Assets                                                       --

             LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current Liabilities:
Bank overdraft                                                  3,010
Notes payable                                                  72,500
Advance -affiliate                                            355,395
Accounts payable                                              137,019
Accrued expenses                                              124,872
Accrued consulting - related party                            100,000
Common stock payable                                            7,375
  Total Current Liabilities                                   800,171

Total Liabilities	                                            800,171

Commitments and Contingencies

Shareholders' (Deficit):
Common stock, par value $0.001;
   authorized 500,000,000 shares, issued
   and outstanding 153,777,165 shares                         153,777
Paid in  capital                                            3,234,084
Accumulated deficit                                        (4,188,032)
  Total Shareholders' (Deficit                               (800,171)

Total Liabilities and Shareholders' (Deficit)                      --

See accompanying notes to financial statements and Registered Accountant's
Report

                          AVERY SPORTS TURF, INC.
                          STATEMENTS OF OPERATIONS

                                                  Year Ended December 31,
                                                    2005          2004

Net Sales                                         $     4,840     $ 124,976

Cost of Goods Sold                                     68,442       207,087

Gross Profit (Loss)                                   (63,602)      (82,111)

Selling, General and Administrative                   193,819       374,749

Interest Expense                                       13,608        25,502

Loss from Operations                                 (271,029)     (482,362)

Loss on Disposition of Building & Equipment           113,033            --

Net  Loss before Income Tax                          (384,062)           --

Income Tax                                                 --            --

Net Loss                                             (384,062)     (482,362)

Loss Per Common Share, Basic and Diluted              (0.0025)       (0 .01)

Weighted Average Number
   of Common Shares Outstanding,
   Basic and Diluted                              153,777,165   146,761,549

See accompanying notes to financial statements and Registered Accountant's
Report.


                             AVERY SPORTS TURF, INC.
                     STATEMENT OF SHAREHOLDERS' (DEFICIT)



                                                            Additional                      Total
                                         Common Stock        Paid-In      Accumulated    Shareholders'
                                       Shares    Amount      Capital        Deficit        (Deficit)
Balance, December 31, 2003          127,377,165  $127,377   $3,117,734     $(3,321,608)    $  (76,497)

Stock for service                    23,800,000    23,800       92,950                        116,750

Stock issued for cash                 2,600,000     2,600       23,400                         26,000

Net (loss)                                                                   (482,362)       (482,362)
Balance, December 31, 2004          153,777,165   153,777    3,234,084     (3,803,970)       (416,109)

Net (loss)                                                                   (384,062)         (384,062)

Balance, December 31, 2005          153,777,165   153,777    3,234,084     (4,188,032)         (800,171)


See accompanying notes to financial statements and Registered Accountant's
Report.


                                  AVERY SPORTS TURF, INC.
                                  STATEMENTS OF CASH FLOWS

                                                  Year Ended December 31,
                                                    2005          2004

Cash Flows From Operating Activities
  Net (Loss)                                      $  (384,062)    $   (482,362)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Loss on disposition of building & equipment        113,033               --
  Depreciation and amortization                         7,221           22,205

Common stock payable-stock for services                 7,375          116,750
Changes in operating assets and liabilities:
Accrued consulting                                     80,000           20,000
Accounts receivable                                     8,352           (8,351)
Inventory                                              38,433          (38,433)
Accounts payable and accrued expenses                  55,116          104,321
Prepaid expense                                         2,778           (2,778)
  Net cash used in operating activities               (71,754)        (268,648)

Cash Flows From Investing Activities:
Purchase of property and equipment                         --           (12,000)
Net cash used in investing activity                        --           (12,000)
Cash Flows From Financing Activities:
Overdraft                                                (695)            3,705
Notes payable-affiliate                               113,949           180,395
Notes payable                                         (40,000)           60,000
Building mortgage                                      (1,500)           (4,532)
Net proceeds from issuance of stock                        --            26,000
Net cash provided by financing activities              71,754           265,568

Net Increase in Cash                                       --           (15,080)

Cash at Beginning of Period                                --            15,080

Cash at End of Period                                      --                --

Supplemental Disclosure of Cash Flow Information
   Cash paid during the period:
Interest                                                   --                --
Income taxes                                               --                --
Non Monetary Items
Disposition of Building & Equipment                   554,089                --
Less:
Encumbrances                                         (420,012)               --
Accumulated depreciation                              (21,044)               --
Loss on disposition                                   113,033                --

Non cash items: stock to be issued for services rendered
2,950,000 shares at 0.0025 in 2005: 23,800,000
shares at 0.00 in 2004                                  7,375           116,750

See accompanying notes to financial statements and Registered Accountant's
Report


                                  AVERY SPORTS TURF, INC.
                                NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 2005 AND 2004
                   (See accompanying Registered Accountant's Report)

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.Continued Existence.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company, since its inception, has an accumulated deficit of $4,188,032 which raises substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon profitable operations and support from present shareholders.

Management disposed of its manufacturing site for the production and distribution of its product (artificial turf). (See Note: 10 -
Discontinuing of Manufacturing Operations).

The management has continued to raise the funds necessary to continue the operations of the business however, it is uncertain that the business can continue as a going concern under the present operating and financial conditions without additional funding. (See NOTE: 12-Subsequent Events)

B.  Revenue Recognition.

Sales are recognized when the product is shipped to the customer.

C.  Advertising.

The Company expenses the cost of advertising the first time the advertising takes place. For years 2005 and 2004, there was no advertising expense.

D.  Use of Estimates.

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

E.  Earnings (Loss) Per Share.

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

For the periods presented, diluted net (loss) per share was the same as basic net loss per share. The Company had no dilutive securities at December 31, 2005 and 2004. Further, any dilutive effect if applicable would be excluded from the calculation of loss per share because the effect would be anti-dilutive.

F.  Fair Value of Financial Instruments.

The Company's financial instruments consist primarily of trade payables, accrued expenses and long term debt which approximated fair value as of December 31, 2005.

G.  Stock Based Compensation

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

Subsequent to year end the Company issued shares for cash and debt. (See Note: 12- Subsequent Events)

5.  INCOME TAXES

Because of its past losses, the Company is not liable for any corporate income tax. Because the Company "spun-off" Perma in 2000, the Company's net operating loss ("NOL") is restricted to Avery Sports Turf, Inc. The NOL is a follows:

Year               NOL                  Year Expires

1999             $   237,000                 2019
2000                 131,000                 2020
2001                 300,000                 2021
2002                 453,000                 2022
2003                 926,000                 2023
2004                 482,000                 2024
2005                 384,000                 2025
                  $2,913,000

The Company has fully reserved the resulting deferred tax asset because the likelihood of realization of these benefits cannot be presently determined. Included in the $2,913,000 NOL is a $596,000 timing difference representing shares of restricted stock for services. When such shares become unrestricted a tax deduction is allowed. Consequently, the current NOL is $2,913,000 less $596,000 resulting is a current NOL of $2,317,000.

Based on the merger agreement signed subsequent to December 31, 2005, the Company anticipates a "Change in Control" will occur thus substantially limiting the ability to use the NOL of the Company (See
Note: 12- Subsequent Events)

6.  STOCK BASED EXPENSES

Stock was issued for services as follows:

In 2004, 23,800,000 shares valued at an average price of approximately $0.005 to $0.01 per share for an aggregate $116,750.

In 2005, 2,950,000 shares valued at $0.0025 with a total value of $7,375 were granted through a stock payable.

8.  NOTES PAYABLE

A note of $ 22,500 bearing 5% per annum interest accumulative and payable at the maturity of the note, which is November 6, 2006 and now considered current. (See Note: 12- Subsequent Events)

9.  RELATED PARTIES

The Company incurred consulting expenses of $ 80,000 for an officer and director of the Company for the year. The total outstanding to the officer and director is $ 100,000.

10.  DISCONTINUING OF MANUFACTURING FACILITY

The Company elected to discontinue the manufacturing portion of its artificial turf business. The competitive nature and capital equipment costs necessary to be a competitive manufacture did not fit with the future of the Company and it ability to survive.

11.  LETTER OF INTENT

On September 30, 2005, the Company entered into a letter of intent with Copacabanna (T) Limited, a Tanzania corporation, to acquire certain gold properties in Tanzania. The property specific to the letter of intent is located in Mpwapwa, Kiteto and Kongwa Districts. Initial surveys of the property indicate the level of metal in the property is feasible for economic development of the property. Future sampling surveys will be necessary prior to the development to this property. The Company is working with companies and individuals that have had extensive background in the gold mining business. (See Note:
12- Subsequent Events)

12.  SUBSEQUENT EVENTS

On March 3, 2006 the Company entered into an agreement with George and Jural Avery (Avery) to assign the patents pertaining to the turf business to Avery. Under the terms of this agreement the Company will forgo any future claims to the patents and any future revenue stream the patents may earn. Avery will forgive debts owed to them by the Company and indemnify the Company against any claims pertaining to the acquisition of the building and equipment of the merger agreement date December 19, 2003. It is anticipated that the Company will realize a gain on debt forgiveness of $ 75,303 from this transaction.

On March 17, 2006, the Company authorized to be issued 340,877,600 restricted common shares of the company at $0.0025 for an aggregate value of $ 852,194, bringing the total outstanding shares of common stock to 497,604,165. These shares are to be held until March 30, 2006 for distribution to the creditors. Of the shares authorized to be issued, 64,000,000 were for cash of $160,000 and 276,877,600 common shares for the reduction of debt of $ 692,219. The cash is being used to reduce the debt not extinguished by the issuances of stock, leaving the Company with liabilities of less than $ 25,000.

On March 28, 2006 the Company signed a reorganization agreement with E-Cash, Inc a New Jersey corporation whose business is the operation of automatic teller machines ("ATM's") that are owned and operated by E-Cash. The
ATM machines are placed in various retail locations including supermarkets, convenience stores, restaurants, colleges and other locations not generally serviced by traditional and financial institutions. Under the terms of the agreement the Company will issue 20,000,000 shares of common stock to the shareholders of E-Cash after the company has effected a reverse split of its shares of one new share for each 400 shares presently outstanding. Both the reorganization agreement and reverse split of shares must be approved by the shareholders. The date of the shareholders vote has not yet been scheduled.

On March 5, 2006 the Company terminated the letter of intent with Copacabana (T), Limited, dated September 30, 2005.

On March 6, 2006 the Company assigned the lease for the office space in Minneapolis MN to an unrelated party. Under the terms of the assignment, the unrelated party will continue the lease without cost to the Company for the balance of its remaining term which is 12 months.

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

10.3 Consulting Agreement between the Company and George S. Avery dated December 19, 2003 (incorporated by reference to Exhibit
        10.4 of the Form 10-KSB filed on April 16, 2004).

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