Form 10QSB
period 2006-03-31
AVERY SPORTS TURF INC
filed 2006-05-15
CIK 1083638

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________


                         COMMISSION FILE NUMBER: 0-29447


                                   ECASH, INC.
               Exact Name of Company as Specified in Its Charter)

              Delaware                                    52-2171803
 ------------------------------                        ---------------
(State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                      Identification No.)

        2535 Pilot Knob Road, Suite 118, Mendota Heights, Minnesota 55120
                    (Address of Principal Executive Offices)

                                 (651) 452-1606
                          -----------------------------
                         (Registrant's Telephone Number)

                             Avery Sports Turf, Inc.
                             ----------------------
        (Former Name, Former Address, and Former Fiscal Year, if Changed
                               Since Last Report)

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X] No [ ]

     As of March 31, 2006, the Company had 497,605,765 shares of common stock issued and outstanding.

     Transitional  Small  Business  Disclosure  Format  (check one):

                                Yes____ No_ X_ .

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                  PAGE

         ITEM 1.  FINANCIAL STATEMENTS

                  REVIEW REPORT OF INDEPENDENT REGISTERED
                  PUBLIC ACCOUNTING FIRM..........................................................................3

                  BALANCE SHEET AS OF
                  MARCH 31, 2006..................................................................................4

                  STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED
                  MARCH 31, 2005 AND MARCH 31, 2006...............................................................5

                  STATEMENTS OF CASH FLOWS
                  FOR THREE MONTHS ENDED
                  MARCH 31, 2005 AND MARCH 31, 2006...............................................................6

                  NOTES TO FINANCIAL STATEMENTS...................................................................7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................................8

         ITEM 3.  CONTROLS AND PROCEDURES........................................................................14

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS..............................................................................15

         ITEM 2.  UNREGISTERED SALES OF EQUITY
                  SECURITIES AND USE OF PROCEEDS.................................................................15

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................................................16

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS............................................................................16

         ITEM 5.  OTHER INFORMATION..............................................................................16

         ITEM 6.  EXHIBITS.......................................................................................16

SIGNATURE........................................................................................................17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.


                               George Brenner, CPA
                           A Professional Corporation
                       10680 W. PICO BOULEVARD, SUITE 260
                          LOS ANGELES, CALIFORNIA 90064
                         310/202-6445 - Fax 310/202-6494

         REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ecash, Inc.
(formerly known as Avery Sports Turf, Inc.)

I have reviewed the accompanying balance sheet of Ecash, Inc. as of March 31, 2006, and the related statements of operations and cash flows for the three months ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company's management.

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

As discussed in Note 4, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern. However as discussed in Note 5, the Company has signed a merger agreement which, if effected, may have asignificant impact on the Company as a going concern.


/s/  George Brenner, CPA
--------------------------
George Brenner, CPA
Los Angeles, California
May 15, 2006

                                   ECASH, INC.
                       (formerly Avery Sports Turf, Inc.)
                                  BALANCE SHEET
                                 MARCH 31, 2006
                                   (Unaudited)

                                     ASSETS


Current Assets
         Cash                                                                   $             --
         Note receivable                                                                  46,335
                                                                                -----------------
                    Total current assets                                                  46,335

                              Total Assets                                      $         46,335
                                                                                =======-=========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT


Current Liabilities
         Bank overdraft                                                         $          3,010
         Accounts payable and accrued expense                                             35,847
         Accrued consulting - related party                                                6,000
                                                                                -----------------
           Total Current Liabilities                                                      44,857
                                                                                -----------------

                           Total Liabilities                                              44,857
                                                                                -----------------

Shareholders' Deficit
         Common stock, par value $0.001
            authorized 500,000,000 shares,
            issued and outstanding 497,605,765                                          497,605
         Additional paid-in capital                                                   3,754,845
         Less: subscriptions receivable $20,000                                         (20,000)
            Deficit                                                                  (4,230,972)
                                                                                ----------------
           Total Shareholders' Equity                                                     1,478
                                                                                ----------------

                            Total Liabilities and Shareholders' Deficit         $        46,335
                                                                                ================


                 See accompanying notes to financial statements

                                   ECASH, INC.
                       (formerly Avery Sports Turf, Inc.)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                               Three Months       Three Months
                                                   Ended               Ended
                                               March 31, 2005    March 31, 2006
                                               -------------      -------------

Net Sales                                      $       3,280      $        --

Cost of Goods Sold                                    54,545               --
                                               -------------      -------------

Gross Profit                                         (51,265)              --
                                               -------------      -------------

Selling, General and  Administrative
   Expenses                                           65,726            127,698

Depreciation                                           7,221                 --

Interest Expense                                      10,731                 20
                                               -------------      -------------

Income (Loss) From Operations                       (134,940)          (127,718)

Gain on debt forgiveness                                  --             89,778

Income Tax                                                --                 --
                                               -------------      -------------

Net Income (Loss)                              $    (134,940)     $     (37,940)
                                               =============      =============
Loss Per Common Share
   Basic and Diluted                           $     (0.0009)     $     (0.0001)
                                               =============      =============

Weighted Average
Number of Common
   Shares Outstanding                            153,777,165        323,460,774
                                               =============      =============



                 See accompanying notes to financial statements

                                   ECASH, INC.
                       (formerly Avery Sports Turf, Inc.)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Three Months           Three Months
                                                                    Ended                    Ended
                                                                 March 31, 2005         March 31, 2006
                                                                 ---------------       ---------------
Cash Flows From Operating Activities:
         Net income (loss)                                        $     (134,940)       $      (37,940)
         Adjustments to reconcile net loss to
            net cash used in operating activities:
         Depreciation                                                      7,221                    --
Changes in operating assets and liabilities:
                  Inventory                                                1,840                    --
                  Accounts receivable                                        (30)                   --
                  Other current assets                                     2,778                    --
                  Notes payable                                           57,971                    --
                  Accounts payable and accrued expense                    38,013              (105,070)
                  Related party payable                                   20,000                    --

            Net Cash Used In Operating Activities                          7,147              (143,010)
                                                                  ---------------       ---------------

Cash Flows From Investing Activities:

            Net Cash Used In Investing Activities                             --                    --
                                                                  ---------------       ---------------

Cash Flows From Financing Activities:
         Bank overdraft                                                    8,647                 3,010
         Stock for cash                                                       --               140,000
         Mortgage reduction                                               (1,500)                   --

            Net Cash Provided By Financing Activities                     (7,147)              143,010
                                                                  ---------------       ---------------

Net Decrease In Cash                                                          --                    --

Cash at Beginning of Period                                                   --                    --
                                                                  ---------------       ---------------

Cash at End of Period                                             $           --        $           --
                                                                  ===============       ===============

Supplemental Disclosure of
   Cash Flow Information:
            Stock for services                                    $           --        $           --
                                                                  ===============       ===============

    Nonmonetary transactions
           276,877,600 shares@ $0.0025 per share                  $           --        $      692,194
                                                                  ---------------       ---------------


                 See accompanying notes to financial statements

                                   ECASH, INC.
                       (formerly Avery Sports Turf, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

These financial statements should be read in conjunction with the December 31, 2005 audited financial statements contained in the Form 10-KSB. The operating results for any interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

NOTE 2.  HISTORY

Ecash, Inc., formerly Avery Sports Turf, Inc., formerly In-Sports International, Inc., a Delaware corporation ("Company"), was created as a result of a reverse acquisition with Perma Grass Corporation ("Perma"), and is engaged in developing a business of distributing and installing artificial grass surfaces for commercial, athletic, residential and child care applications (sometimes known as "artificial turf").

The Company was incorporated on March 10, 1994 in the State of Delaware as Beta Acquisition Corp. ("Beta") and on September 7, 1995 Beta changed its name to In-Sports International, Inc. In August 2002, the name was changed to Avery Sports Turf, Inc. The Company name was changed to Ecash, Inc.

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

Perma was "spun off" on January 10, 2001.

NOTE 4.  CONTINUED EXISTENCE

As shown in the accompanying interim financial statements, as of March 31, 2006 the Company has an accumulated deficit of $4,230,972. The industry in which the Company operated was very dynamic and extremely competitive. As of March 31, 2006, these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. The pending agreement and plan of reorganization when approved by the shareholders (see Note: 5 Agreement and Plan of Reorganization) may have a positive impact on the Company as a going concern.

NOTE 5.  AGREEMENT AND PLAN OF REORGANIZATION

On March 6, 2006 the Company signed an agreement and plan of reorganization (the "Agreement") with Ecash, Inc., a New Jersey corporation, whose business is the operation of automatic teller machines ("ATMs") that are owned and operated by Ecash. Under the terms of the Agreement the Company (i) change its name to
Ecash, Inc.,(ii) agreed to implement a 1 for 400 reverse stock split of its presently issued and outstanding common stock upon approval from its stockholders, and (iii) agreed to issue 20,000,000 shares of its post-reverse split common stock to the shareholders of Ecash in exchange for all of the issued and outstanding shares of Ecash common stock..

NOTE 6. SUBSEQUENT EVENTS

On May 12, 2006 the name change, reverse split of the Company's shares of common stock was approved by its stockholders. The effective date of the name change is immediate and the date of the merger agreement and reverse stock split is on or about May 22, 2006.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of the Company's financial condition and results of operations is based upon, and should be read in conjunction with, its unaudited financial statements and related notes included elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.


     The Company has no operating entities. The Company was engaged in the business of manufacturing and distributing artificial grass surfaces for commercial, athletic, residential and child care applications (sometimes known as "artificial turf. On December 19, 2003, the Company acquired the manufacturing facilities and certain rights to use patents applied for by the former owners of the Georgia facilities

     In December 2003, a patent application was filed for a new turf product, PolylonTurf, with the U.S. Patent & Trademark Office. PolylonTurf is a polyethylene and nylon product sewn through the same common opening that holds 3-5 lbs of crumb rubber infill material per square foot. It provides improved retainment reducing the amount of infill that escapes into the air above the turf. The rights to the patent application were assigned by George Avery to the Company on January 19, 2004 as part of the Perma acquisition discussed above. In addition, on May 10, 2004, Mr. Avery also assigned to the Company a patent application for the Golf Mat, an artificial surface mat for use as a practice-playing surface.

     On March 3, 2006 the Company entered into an agreement with George and Jural Avery (Avery) to assign the patents pertaining to the turf business to Avery. Under the terms of this agreement the Company will forgo any future claims to the patents and any future revenue stream the patents may earn. Avery will forgive debts owed to them by the Company and indemnify the Company against any claims pertaining to the acquisition of the building and equipment of the merger agreement date December 19, 2003. It is anticipated that the Company will realize a gain on debt forgiveness of $75,303 from this transaction for debt forgiveness, including accounts payable settlements, during the quarter totaling $ 89,778.


     On March 6, 2006 the Company signed an agreement and plan of reorganization (the "Agreement")a with E-Cash, Inc., a New Jersey corporation, whose business is the operation of automatic teller machines ("ATMs") that are owned and operated by E-Cash. The ATM machines are placed in various retail locations including supermarkets, convenience stores, restaurants, colleges and other locations not generally serviced by traditional and financial institutions. Under the terms of the Agreement the Company (i) changed its name to Ecash, Inc., (ii) agreed to implement a 1 for 400 reverse stock split of its presently issued and outstanding common stock upon approval from its stockholders, and
(iii) agreed to issue 20,000,000 shares of its post-reverse split common stock to the shareholders of Ecash in exchange for all of the issued and outstanding shares of Ecash common stock. The reverse split of the Company's shares of common stock was approved by its stockholders on May 12, 2006, and the reverse stock split will be effective shareholders will be effective on May 22, 2006. On May 15, 2006 the Company sysmbol for the OTC was changed to ECAS.



Results of Operations.

(a)  Revenues.

     The Company reported no revenue for the three months ended March 31, 2006. This represents a decrease of $3,280 from the sales of $3,280 reported for the three months ended March 31, 2005. The Company experienced no sales this quarter due to ceasing the sales of artificial turf.

(b)      Selling, General, and Administrative Expenses.

     The Company incurred total selling, general and administrative expenses of $65,726 for the three months ended March 31, 2005 as compared to $127,698 the three months ended March 31, 2006; this represents an increase of $61,972 or approximately 95%. This increase is due primarily to increased consulting fees and expenses of outside services.

(c)  Depreciation and Amortization.

     Depreciation and amortization for the three months ended March 31, 2006 was zero and $7,221 in the three months ended March 31, 2005. The reduction in depreciation is attributable to closing of the manufacturing facilities owned by the Company.

(d)  Interest Expense.

     The Company incurred interest charges (net of interest income) of $20 in the three months ended March 31, 2006, compared with $10,731 in the three months ended March 31, 2005. The lack of interest expense in the quarter ended March 31, 2006 is the result of the Company having disposed of the building and manufacturing equipment in its last fiscal year.

(e)  Net Operating Loss Carryforward.

     At March 31, 2006, the Company had available net operating loss carryforwards of approximately $4.2 million that may provide future tax benefits expiring beginning in June of 2006; this compares with net operating loss carryforwards of approximately $3.9 million at March 31, 2005. The planned reorganization and resulting change in control will have an impact on any future benefits from the net operating loss carryforward. (See Note 5: Agreement and Plan of Reorganization)

(f)  Net Loss.

     The Company reported a net loss of $37,940 for the three months ended March 31, 2006 as compared to a net loss of $134,940 for the three months ended March 31, 2005. The lower net loss for the current quarter is primarily due to a gain on debt forgiveness on the settlement agreement with Juel and George Avery.

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

Operating Activities.

     The net cash used in operating activities was $143,010. for the three months ended March 31, 2006 compared to $7,147 for the three months ended March 31, 2005. This increase is attributed to many changes from period to period, but primarily to the pay down of outstanding payables and other accrued expenses.

Investing Activities.

     Net cash from investing activities was zero for both three months period ending March 31, 2006 and 2005

     Liquidity and Capital Resources.

     As of March 31, 2006, the Company had total current assets of $46,335 and total current liabilities of $44,857, resulting in net working capital $ 1,478. As of that date, the Company had no cash. During the three months ended March 31, 2006 and 2005, the Company incurred losses of $134,940 and $37,940, respectively, and the Company had an accumulated deficit of $4,230,972 as of March 31, 2006. These factors raise substantial doubt as to the Company's ability to continue as a going concern. In fact, the Company's independent accountants' audit report included in the Form 10-KSB for the year ended December 31, 2005 includes a substantial doubt paragraph regarding the Company's ability to continue as a going concern.

     The accompanying financial statements have been prepared assuming that the Company continues as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the ability of the Company to continue as a going concern on a longer-term basis will be dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately attain profitability.

     Our current cash flow will not be sufficient to maintain our capital requirements for the next twelve months. Accordingly, the Company will need to continue raising capital through either debt or equity instruments. The Company believes it will need to raise additional capital to continue executing the business plan. Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(b)  Stock-Based Compensation Arrangements.

     The Company may issue  shares of common  stock to various  individuals  and entities for management, legal, consulting and marketing services. These issuances will be valued at the fair market value of the services provided and the number of shares issued is determined, based upon the open market closing price of common stock as of the date of each respective transaction. These transactions will be reflected as a component of selling, general and administrative expenses in the Company's statement of operations.

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

     On April 13, 2005, a complaint was filed in the Superior Court of Floyd County, Georgia by Alan Castro against the Company. The complaint alleges that the Company failed to pay the plaintiff on a promissory note dated October 1, 2003 in the amount $30,000. The complaint seeks the amount of the note, plus accrued interest thereon. On March 17, 2006, the Company settled the debt and the complaint was terminated.

ITEM 2.  UNREGISTERED SALES OF EQUITY.

     On March 17, 2006, the Company issued to various parties 340,877,600 restricted common shares of the company at $0.0025 for an aggregate value of $ 852,194, bringing the total outstanding shares of common stock to 497,604,165. These shares are being held for distribution to the Company's creditors. Of the shares issued, 64,000,000 were for issued for a cash of $160,000 and 276,877,600 shares were issued in exchange for the cancellation of $692,194 of Company debt. The cash payment the Company received is being used to reduce other debt of the Company.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company has filed a Schedule 14A Information Statement and Consent Solicitation with the Securities and Exchange Commission to request a vote of shareholders in writing, without a meeting:

     1. To approve amendments to the Company's Certificate of Incorporation (a) to reclassify the Company's issued and outstanding common shares, reducing the number thereof by a factor of 400 to 1, in what is commonly known as a "reverse stock split"; and (b) change the name of the Company to "Ecash, Inc."; and

     2. To approve a transaction whereby control of the Company would be acquired by the stockholders of Ecash, Inc. ("Ecash"), a New Jersey corporation, pursuant to the terms of an agreement and plan of reorganization (the "Agreement").

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS.



31       Rule 13a-14(a)/15d-14(a) Certification of Gary Borglund.

32       Section 1350 Certification of Gary Borglund.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Ecash, Inc.


Dated: May 15, 2006                By: /s/ Gary Borglund
                                   ----------------------
                                   Gary Borglund, President
                                   Principal Executive Officer
                                   and Chief Financial Officer