Form 10-K/A
period 2005-12-31
ECASH, INC
filed 2006-06-27
CIK 1083638

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

COMMISSION FILE NUMBER: 0-29447

ECASH,INC.

(formerly ECASH, INC.)

(Exact Name of Registrant as Specified in Its Charter)

                         Delaware                                                                                  52-2171803

            (State or Other Jurisdiction of Incorporation                                                                              (I.R.S. Employer

                             or Organization)                                                                                                        Identification No.)

         2535 Pilot Knob Road, Suite 118, Mendota Heights, Minnesota                      55120

                                            (Address of Principal Executive Offices)

                                                              (Zip Code)

Company’s telephone number:  (651) 452-1606

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No     X      .

The Company had revenues of $4,840 for the fiscal year ended December 31, 2005.  The aggregate market value of the voting stock held by non-affiliates of the Company as of December 31, 2005 is $ 449,331.  As of March 30, 2006, the Company had 1,244,012 shares of common stock issued and outstanding reflecting a reverse split of 1: 400 shares.

Transitional Small Business Disclosure Format (check one): Yes          No    X   .

#

#

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.

At December 31, 2005, the Company’s operations consisted solely of winding down its former artificial turf business. The information below details the business operations we have operated historically.

ECASH, INC., a Delaware corporation (formerly known as In-Sports International, Inc.) (“Company”) was incorporated in Delaware on March 10, 1994, as Beta Acquisition Corp.  In September 1995, the Company changed its name to In-Sports International, Inc. and in August 2002, changed its name from In-Sports International, Inc. to ECASH, INC.

The Company’s predecessor began operations on January 27, 1998, in the athletic surfacing industry as a distributor for Playfield International, Inc., which the Company believes is one of the larger manufacturers of artificial turf.

In December 1998, the Company acquired The Perma Grass Corporation (“PGC”) as a wholly owned subsidiary in a reverse acquisition transaction in which the stockholders of PGC were issued 9,000,000 shares of the Company’s common stock and became the controlling stockholders of the Company. PGC installs artificial turf in residential settings and childcare centers; PGC focuses on smaller scale applications. On July 17, 2000, the Company spun off PGC.

In February 1999, the Company purchased the name “Ed-Car Construction” (“Ed-Car”) from an existing entity in exchange for 250,000 shares of the Company’s common stock, with a view to using the name “Ed-Car Construction” for the Company’s athletic field construction activities, marketed to high schools, colleges and municipalities.

On December 2, 2002, the Company entered into an exclusive manufacturing agreement (“Output Agreement”) with George Avery (former president and director of the Company) and ECASH, INC. (“Avery Georgia”), a private entity doing business in Rome, Georgia.  The Output Agreement contemplated that Avery Georgia would design and manufacture, for distribution by the Company, all-weather synthetic playing surfaces that combine what we believe to be the finest safety and durability features in the industry and the Company would distribute them. The Company entered into a superseding manufacturing agreement (“Second Output Agreement”) with Mr. Avery and Avery Georgia, dated May 14, 2003 (see Exhibit 10.1 to this Form 10-KSB).  The Second Output Agreement replaced the Output Agreement, and was necessitated by the resignation in January 2003, of Mr. Avery from the Company’s board of directors, and by the Company’s need for a longer term manufacturing agreement with Avery Georgia.  Pursuant to the Second Output Agreement, the Company was no longer required to pay Avery Georgia a $70,000 additional payment (as required under the Output Agreement).  Upon the Company’s subsequent purchase of the manufacturing assets of Mr. Avery and Avery Georgia (described in the next succeeding paragraph), the Second Output Agreement was cancelled.

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

In December, 2005, the Company elected to discontinue the manufacturing portion of its artificial turf business.  The competitive nature and capital equipment costs necessary to be a competitive manufacturer did not fit with the future of the Company and its ability to survive. The Company has accordingly disposed of the building, equipment and inventory that was used in the manufacturing process. (Refer to Notes to Financial Statements)

On September 30, 2005, the Company entered into a letter of intent with Copacabana (T) Limited, a Tanzania corporation, to acquire certain gold properties in Tanzania.  The property specific to the letter of intent is located in Mpwapwa, Kiteto and Kongwa Districts.  Initial surveys of the property indicate the level of metal in the property is feasible for economic development of the property. Future sampling surveys will be necessary prior to the development of this property.   Subsequent to year end the letter of intent was cancelled.  (Refer to Notes to Financial Statements, Subsequent Events)

Prior to year end the Company ceased the manufacturing and sales of artificial turf products  .

Previous Business of the Company

(a)

Principal Products and Markets

The Company has  previously been engaged in the business of distributing artificial grass surfaces (sometimes known as “artificial turf”) for commercial, athletic, residential and child care applications.

The Company’s primary markets were (1) distributors that install athletic fields for professional athletic teams, colleges and municipalities, (2) vendors that provide safety zones for playgrounds and child-care centers, and (3) landscape contractors and landscape material distributors supplying the commercial and residential outdoor landscaping industries, particularly in areas of the United States experiencing water shortages. In order to more fully develop the athletic market, the Company intended to create new products and community awareness as to the environmental benefits and safety features of artificial turf.

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

Sources and Availability of Raw Material

Synthetic yarn and acrylic and nylon backing are required raw materials for the manufacturing of the Company’s products.  The raw materials are derived from petroleum, which makes their cost sensitive to fluctuations in the cost of oil as the base ingredient.

The Company’s principal sources of the yarn and backing were CRB Corporation and Syntech; however, these materials were also readily available from a number of other suppliers at competitive prices.

(e)

Intellectual Property

The Company’s business significantly depended on intellectual property developed by the Company and intellectual property licensed from third parties. The Company generally sought patent protection for its intellectual property and endeavored to treat such as trade secrets where appropriate and had procedures in place to maintain their status as such.

(f)

Research and Development

Prior to ceasing operations, the Company engaged in research and development activities, including the development of the new product described above. The portion of the Company’s operating costs that were allocable to research and development is immaterial.

(g)

Compliance with Environmental Laws

The costs of compliance with environmental laws are nominal, if any, and were therefore immaterial to the Company’s operations.

(h)

Employees.

The Company has no full time employees.

Risk Factors.

Investing in the Company involves a number of significant risks relating to our business. In addition to the risk factors described below, other factors that could cause actual results to differ materially include:

•

the ongoing global economic uncertainty, coupled with war or the threat of war;

•

risks associated with possible disruption in our operations due to terrorism;

•

future regulatory actions and conditions in our operating areas; and

•

other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

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

•

price and volume fluctuations in the overall stock market from time to time;

•

significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

•

changes in regulatory policies with respect to business development companies;

•

actual or anticipated changes in our earnings or fluctuations in our operating results;

•

general economic conditions and trends;

•

loss of a major funding source; or

•

departure of key personnel.

Due to the continued potential volatility of our stock price, we may be the target of securities litigation in the future.  Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

(c)

No Assurance of Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Our Stock.

The SEC has adopted a number of rules to regulate “penny stocks.”  Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended.  Because the securities of the Company may constitute “penny stocks” within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the Over the Counter Bulletin Board or the Pink Sheets), the rules would apply to the Company and to its securities.

       The SEC has adopted Rule 15g-9 which established sales practice requirements for certain low price securities.  Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person’s account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person’s account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person’s financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to effect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person’s financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement.  It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions.  Statements, on a monthly basis, must be sent to the investor listing recent prices for the penny stock and information on the limited market.

There has been only a limited public market for the common stock of the Company.  Our common stock is currently traded on the Over the Counter Bulletin Board.  As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our securities.  The regulations governing penny stocks, as set forth above, sometimes limit the ability of broker-dealers to sell the Company’s common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

Potential shareholders of the Company should also be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

(d) We have no operating capital.

We do not presently have any cash from operations or financing activities to meet our short-term or long-term needs.

ITEM 2.  DESCRIPTION OF PROPERTY.

  On March 1, 2004, the Company leased 1,200 square feet of office space in Mendota Heights, Minnesota for a term of 36 months. This office space is used for administrative and financial functions of the Company.  The Company shares the space and occupancy costs with City Capital Corporation, and pays 50% of the total rent of $1,253 per month.  Subsequent to year end, the Company assigned the lease to a non related party for the remainder of the term of the lease. (Refer - Notes to Financial Statements).

ITEM 3.  LEGAL PROCEEDINGS.

Other than as set forth below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

On April 13, 2005, a complaint was filed in the Superior Court of Floyd County, Georgia by Alan Castro against the Company.  The complaint alleges that the Company failed to pay the plaintiff on a promissory note dated October 1, 2003 in the amount $30,000.  The complaint seeks the amount of the note, plus accrued interest thereon.  Subsequent to the year ending December 31, 2005, the company settled the debt and the complaint was dismissed. (See Note 12 to Financial Statements: Subsequent Events)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

#

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

Since July 7, 2005, the Company’s common stock has been traded on the Bulletin Board (OTC.BB) under the symbol “AVST”.  Prior to being listed on the OTC.BB, the Company’s common stock was traded on the Pink Sheets, LLC.  Prior to the name change from In-Sports International, Inc., the stock was traded under the symbol “IRTN” on that market from January 13, 2000.  The range of closing prices shown below is as reported by this market.  The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on December 31, 2005

	High	Low

Quarter Ended December 31, 2005	1.60	0.80
Quarter Ended September 30, 2005	1.00	0.60
Quarter Ended June 30, 2005	4.40	0.60
Quarter Ended March 31, 2005	1.60	0.60

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on December 31, 2004

	High	Low

Quarter Ended December 31, 2004	0.80	0.24
Quarter Ended September 30, 2004	6.00	0.40
Quarter Ended June 30, 2004	2.00	0.60
Quarter Ended March 31, 2004	4.40	2.00

Holders of Common Equity.

As of March 27, 2006, there were approximately 150 shareholders of record of the Company’s common stock.  The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

Dividend Information.

On or about January 10, 2001, the Company paid a dividend in kind in connection with the spin-off of the Perma Grass Corporation.

The Company has not declared or paid a cash dividend to stockholders since it was organized.  The Board of Directors presently intends to retain any earnings to finance Company operations and does not expect to authorize cash dividends in the foreseeable future.  Any payment of cash dividends in the future will depend upon the Company’s earnings, capital requirements and other factors.

Equity Securities Sold Without Registration.

The Company made no sales of unregistered securities (restricted stock) during the fiscal year ended December 31, 2005.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, its audited financial statements and related notes included elsewhere in this Form 10-KSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

The Company has until recently been engaged in the business of distributing artificial grass surfaces for commercial, athletic, residential and child care applications (sometimes known as “artificial turf”).  The Company ceased its manufacturing and sales operations prior to year end, and is in the process of winding down its artificial turf business. During the 2005 fiscal year, the Company sold turf products through its distributors and an affiliate.  Prior to December 19, 2003, the Company was dependent on the manufacturing facilities of a Georgia company.  On December 19, 2003, the Company acquired the manufacturing facilities and certain rights to use patents applied for by the former owners of the Georgia facilities.  During the year ending December 31, 2005 the Company disposed of the manufacturing facilities.

In December 2003, a patent application was filed for a new turf product, PolylonTurf, with the U.S. Patent & Trademark Office.  PolylonTurf is a polyethylene and nylon product sewn through the same common opening that holds 3-5 lbs of crumb rubber infill material per sq ft.  It provides improved retainment reducing the amount of infill that escapes into the air above the turf. The introduction of new products is a distinct advantage to the Company in setting it apart from other suppliers of artificial turf products.  The rights to the patent application were assigned by George Avery to the Company on January 19, 2004 as part of the acquisition discussed above.  In addition, on May 10, 2004, Mr. Avery also assigned to the Company a patent application for the Golf Mat, an artificial surface mat for use as a practice-playing surface.  See Exhibits 10.4 to 10.7. Subsequent to end of the 2005 fiscal year, the patents were assigned back to George Avery as part of a settlement agreement. (Refer to Notes to Financial Statements, Subsequent Events)

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company, since its inception, has an accumulated deficit of $4,188,032 which raises substantial doubt about its ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon profitable operations and support from present shareholders.

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

(c)

Depreciation and Amortization.

Depreciation and amortization for the year ended December 31, 2005 was $ 7,221 compared to $22,205 for the fiscal year ended December 31, 2004. The decrease was due to the write down of the manufacturing facilities and sale of the building when the manufacturing was discontinued

(d)

Interest Expense.

The Company incurred interest expense of $13,608 during the fiscal year ended December 31, 2005, compared with $25,502 in the fiscal year ended December 31, 2004.  The decrease was due to the disposition of the Georgia building.

(e)

Net Operating Loss Carryforward. (NOL)

The Company had accumulative losses of approximately $2,913,000 as of  December 31, 2005. Utilization of such net operating loss carryforwards is substantially limited and it is uncertain what benefits, if any, the Company will realize as a consequence.

(a)

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

(h)

Key Personnel.

            The Company’s success is largely dependent on the personal efforts and abilities of its senior management.  The loss of the Company’s senior manager, who is the Company’s chief executive officer and the chief financial officer, could have a material adverse effect on the Company’s business and prospects.

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

Liquidity and Capital Resources.

As of December 31, 2005, the Company had no current assets and total current liabilities of $800,171, resulting in a working capital deficit of $800,171. As of that date, the Company had no cash.  During the years ended December 31, 2005 and 2004, the Company incurred losses of $384,062 and $482,362, respectively, and the Company has an accumulated deficit of $4,188,000 as of December 31, 2005.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Subsequent to the year end, the Company entered into agreements that impact the liquidity and resources of the Company. (Refer to Notes to Financial Statements)

The accompanying financial statements have been prepared assuming that the Company continues as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business assuming the Company will continue as a going concern.  However, the ability of the Company to continue as a going concern on a longer-term basis will be dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately attain profitability.

The Company’s current cash flow from operations will not be sufficient to maintain its capital requirements for the next twelve months.  Accordingly, we will need to continue raising capital through either debt or equity instruments.   Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet its capital needs, or that financing will be available on terms favorable to the Company.  The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business and operating results.  In addition, insufficient funding may have a material adverse effect on the company’s financial condition, which could require the company to:

•

curtail operations significantly;

•

sell significant assets;

•

seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or

•

explore other strategic alternatives including a merger or sale of the Company.

To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to existing stockholders.  If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company’s operations.  Regardless of whether the Company’s cash assets prove to be inadequate to meet the company’s operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which will also result in dilution to existing shareholders.

Inflation.

In the past, the impact of inflation on our costs and the ability to pass on cost increases to its customers over time has been dependent upon market conditions. We are not aware of any inflationary pressures that have had any significant impact on our operations over the past quarter, and the company does not anticipate that inflationary factors will have a significant impact on future operations.

Other.

The Company does not provide post-retirement or post-employment benefits requiring charges under Statements of Financial Accounting Standards No. 106 and No. 112.

Critical Accounting Policies.

The Securities and Exchange Commission (“SEC”) has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies.  In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Company’s most critical accounting policies include: (a) use of estimates in the preparation of financial statements; and (b) non-cash compensation valuation. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

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

(b)

Stock-Based Compensation Arrangements.

The Company intends to issue shares of common stock to various individuals and entities for management, legal, consulting and marketing services.  These issuances will be valued at the fair market value of the services provided and the number of shares issued is determined, based upon the open market closing price of common stock as of the date of each respective transaction.  These transactions will be reflected as a component of selling, general and administrative expenses in the Company’s statement of operations.

Forward Looking Statements.

Information in this Form 10-KSB contains “forward looking statements” within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended.  When used in this Form 10-KSB, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements.  These are statements that relate to future periods and include, but are not limited to, statements as to the Company’s estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, the features and benefits of its products, its operating losses and negative cash flow, and its critical accounting policies.

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.  These risks and uncertainties include, but are not limited to, those discussed above, as well as the risks set forth under “Factors That May Affect Our Results.”  These forward-looking statements speak only as of the date hereof.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, Company management carried out an evaluation, under the supervision and with the participation of our principal executive officer; of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based upon the evaluation, the Company’s principal executive officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

Changes in Disclosure Controls and Procedures.

There were no significant changes in the Company’s disclosure controls and procedures over financial reporting, or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

ITEM 8B.  OTHER INFORMATION.

None.

#

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Director and Executive Officer.

The name, age, and position of the director and executive officer of the Company is set forth below.  The director named below will serve until the next annual meeting of our stockholders or until their successors are duly elected and have qualified.  Directors are elected for a term until the next annual stockholders’ meeting.  Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated.

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

Gary Borglund, President/Secretary/Treasurer/Director.

             Mr. Borglund, age 58, has over ten years of professional experience in new ventures as a principal and executive, as well as ten years as a consultant.  Since 1998, Mr. Borglund has worked exclusively with early stage development, high tech and Internet companies.  He serves as a Board member of City Capital Corporation a position he assumed in March 2000.   In this position, he has dealt with issues regarding funding and restructuring of debt.  Mr. Borglund serves on Boards of Directors of public and private companies including City Capital Corporation, Perfect Turf, Inc, NVCN, Inc and Stout Advisors and remains in these capacities with regard to the companies to date.  Mr. Borglund was Vice President of Marketing for Greenhaven Marketing from 1991 to 1996 and a Director of Red Oak Management from 1996 to 2000.  He attended the University of Minnesota.  Mr. Borglund joined the Company on May 23, 2002.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, certain officers and persons holding 10% or more of the Company’s common stock to file reports regarding their ownership and their acquisitions and dispositions of the Company’s common stock with the SEC.  Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2003, and certain written representations from executive officers and directors, the Company is not aware of any required reports that have not been timely filed.

Code of Ethics.

The Company has not adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Company has not adopted such a code of ethics because all of management’s efforts have been directed to building the business of the Company; a later time, such a code of ethics may be adopted by the board of directors.

Committees of the Board Of Directors.

The Company presently does not have a compensation committee, nominating committee, an executive committee of our board of directors; stock plan committee or any other committees, except for an Audit Committee (see Item 14).  However, our board of directors intends to establish various committees at a later time.

ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table.

The following table sets forth certain information relating to the compensation paid by the Company during the last three fiscal years to the Company’s chief executive officer/president.  No other executive officer of the Company received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2005 and for the two prior years.

Name and principal position (a)	Year (b)	Annual compensation			Long-term compensation
		Salary ($) I	Bonus ($) (d)	Other annual compen-sation ($) (e)	Awards		Payouts	All other compen- sation ($) (i)
					Restricted stock award(s) ($) (f)	Securities under- lying options/ SARs (#) (g)	LTIP payouts ($) (h)
Gary Borglund President/CEO (1)	2005 2004 2003	$80,000 (2) $20,000 (2) 0	- -	- -	- -	- -	- -	- -

1

1)  Mr. Borglund was appointed to the board of directors on May 30, 2002, and was elected President and CEO on February 1, 2003)  Mr. Borglund’s compensation for 2004 and 2005 has been accrued but not paid.

Directors of the Company do not receive cash compensation for their services as directors or members of the committees of the board of directors.  All directors may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the board of directors.

Employment Contract.

            There are no employment contracts__

Other Compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Company in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2005 provided for or contributed to by the Company)  (1) On August 5, 2003, the Company adopted an Employee Stock Incentive Plan; and (2)  on August 5, 2003, the Company adopted a Non-Employee Director and Consultant Retainer Stock Plan.  For a description of these plans, please see Item 11, below.  The Company may compensate officers and directors in the future under one or both of these plans.

#

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Security Ownership.

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of March 27, 2006 (497,604,765 issued and outstanding) by (i) all shareholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; (ii) each director and executive officer; and (iii) all officers and directors of the Company as a group.  Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by him.  In addition, none of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Gary Borglund, 2535 Pilot Knob Road, Suite 118, Mendota Heights, MN 55120	50,000 (1)	4.0%

            (1)  5,000 of these shares are held in the name of Stout Advisors & Liquidators, a company controlled by Mr. Borglund and 40,000 are held indirectly.

Securities Authorized for Issuance under Equity Compensation Plans.

The Company has adopted two equity compensation plans (neither of which has been approved by the Company’s shareholders):

(a)

Stock Incentive Plan.

On August 5, 2003, the Company adopted a Stock Incentive Plan.  This plan is intended to allow directors, officers, employees, and certain non-employees of the Company to receive options to purchase Company common stock.  The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain employees.  As of December 31, 2005, all 10,000,000 shares of common stock authorized under this plan have been registered under a Form S-8 filed with the SEC; the options are to be exercisable at whatever price is established by the board of directors, in its sole discretion, on the date of the grant.  To date, no options have been granted under this plan

(a)

Non-Employee Directors and Consultants Retainer Stock Plan.

On August 5, 2003, the Company adopted a Non-Employee Directors and Consultants Retainer Stock Plan (the Company adopted Amendment No. 2 to this plan on July 1, 2004).  The purposes of the plan are to enable the Company to promote the interests of the Company by attracting and retaining non-employee directors and consultants capable of furthering the business of the Company and by aligning their economic interests more closely with those of the Company’s shareholders, by paying their retainer or fees in the form of shares of common stock.  As of December 31, 2005, all 80,000,000 shares of common stock authorized under this plan have been registered as a result of Form S-8’s filed with the SEC.  As of December 31, 2005, there were no shares of common stock remaining to be issued under the plan as the remaining shares were issued during the years 2004 and 2005.

Equity Compensation Plan Information December 31, 2005
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	Stock Incentive Plan: 10,000,000 shares; Director’s and Consultant’s Stock Plan: 0 shares
Total	0	0	Stock Incentive Plan: 10,000,000 shares; Director’s and Consultant’s Stock Plan: 0 shares

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

(a)

On March 1, 2004, the Company leased office space for its offices in Mendota Heights MN.  The term of the lease is 36 months.  City Capital Corporation pays 50% of the total monthly rent of $1,253 at this location. Subsequent to year end, the Company assigned the lease to a non related party for the remainder of the term of the lease. (Refer - Notes to Financial Statements);

(b)

City Capital Corporation and the Company have a common President and Director;

(c)

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

Our director/officer is engaged in other businesses, either individually or through partnerships and corporations in which he has an interest, holds an office, or serves on a board of directors.  As a result, certain conflicts of interest may arise between the Company and such officers and directors.  The Company will in each case attempt to resolve such conflicts of interest in a manner that serves the best interests of its shareholders.

ITEM 13.  EXHIBITS.

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by George Brenner, CPA for the audit of the Company’s annual financial statements, and review of financial statements included in the Company’s Form 10-QSB’s: 2005: $15,356; and 2004: $10,630

Audit-Related Fees.

The aggregate fees billed in each of the last two fiscal years for assurance and related services by Mr. Brenner that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Audit Fees above: $0.

Tax Fees.

The aggregate fees billed in each of the last two fiscal years for professional services rendered by Mr. Brenner for tax compliance, tax advice, and tax planning: $0.

All Other Fees.

The aggregate fees billed in each of the last two fiscal years for products and services provided by Mr. Brenner, other than the services reported above: $0.

Audit Committee.

The Company’s audit committee consists of Mr. Borglund.  The audit committee has not adopted a written charter.  The Company’s board of directors has determined that the Company does not have an audit committee financial expert serving on its audit committee; the Company has been unable to secure the services of such a person.

The primary responsibility of the Audit Committee is to oversee our financial reporting process on behalf of the Company’s board of directors and report the result of their activities to the board.  Such responsibilities include, but are not limited to, the selection, and if necessary the replacement, of the Company’s independent auditors, review and discuss with such independent auditors (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company’s system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included in our annual report on Form 10-KSB.

The Company’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.  The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date.  The audit committee may also pre-approve particular services on a case-by-case basis.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ecash, Inc.

Dated: June 23, 2006

        By: /s/ Gary Borglund

        President [principal executive officer]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Gary Borglund Gary Borglund	President/Secretary/Treasurer (principal executive, financial and accounting officer)/Director	June 23, 2006

#

Ecash, Inc

(formerly Avery Sports Turf, Inc)

FINANCIAL STATEMENTS AND ACCOMPANYING FOOTNOTES TABLE OF CONTENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM……….	27

BALANCE SHEET ……………………………………………………………………….	28

STATEMENTS OF OPERATIONS……………………………………………………...	29

STATEMENT OF SHAREHOLDERS’ (DEFICIT)………………………………….…..	30

STATEMENTS OF CASH FLOWS ……………………………………………………..	31

NOTES TO FINANCIAL STATEMENTS ………………………………………………

HISTORY	32
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES……………….	32
RECENTACCOUNTING PRONOUNCEMENTS…………………………..	33
SHAREHOLDERS’ (DEFICIT) EQUITY……………………………………	35
INCOME TAX………………………………………………………………..	35
STOCK BASED EXPENSES	36
NOTES PAYABLE…………………………………………………………..	36
RELATED PARTIES………………………………………………………...	36
DISCONTINUING MANUFACTURING OPERATIONS………………….	36
LETTER OF INTENT………………………………………………………..	36
SUBSEQUENT EVENTS……………………………………………………	36

#

George Brenner, CPA

A Professional Corporation

10680 W. PICO BOULEVARD, SUITE 260

LOS ANGELES, CALIFORNIA 90064

310/202-6445 – Fax 310/202-6494

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Ecash, Inc (formerly Avery Sports Turf, Inc).

Mendota Heights, Minnesota

I have audited the accompanying balance sheet of Ecash, Inc(formerly ECASH, INC.)., a Delaware corporation as of December 31, 2005, and the related statements of operations, shareholders’ (deficit) and cash flows for the years ended December 31, 2005 and 2004.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of ECASH, INC. as of December 31, 2005, the results of its operations and cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2.A. to the financial statements, the Company’s continuing losses and accumulated deficit raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.A.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  George Brenner, C.P.A.

George Brenner, C.P.A.

Los Angeles, California

March 27, 2006 (except for Note 13 June 23, 2006)

#

ECASH, INC. (formerly Avery Sports Turf, Inc.) BALANCE SHEET DECEMBER 31, 2005

ASSETS
Current Assets:
Cash
Total Current Assets
Total Assets

LIABILITIES AND SHAREHODLERS’ (DEFICIT)

Current Liabilities:
Bank overdraft	$3,010
Notes payable	72,500
Advances-affiliate	355,395
Accounts payable	137,019
Accrued expenses	124,872
Accrued consulting—related party	100,000
Common stock payable	7,375
Total Current Liabilities	800,171

Total liabilities	800,171

Commitments and Contingencies

Shareholders’ (Deficit):
Common stock, par value $0.001;
Authorized 500,000,000 shares, issued
and outstanding 384,443 shares	384

Paid in capital	3,387,477
Accumulated deficit	(4,188,032)
Total Shareholders’ (Deficit)	(800,171)

Total Liabilities and Shareholders’ (Deficit)	-- =========

See accompanying notes to financial statements and Registered Accountant’s Report

ECASH, INC. (formerly Avery Sports Turf, Inc.) STATEMENTS OF OPERATIONS

	Year Ended December 31
	2005	2006

Net Sales	4,840	124,976

Cost of Goods sold	68,442	207,487

Gross Profit (Loss)	(63,602)	(82,111)

Selling, General and Administrative	193,819	374,749

Interest Expense	13,608	25,502

Loss from Operations	(271,029)	(482,362)

Loss on Disposition of Building & Equipment	113,033	--

Net Loss before Income Tax	(384,062)	--

Income Tax	-- ___________	-- __________

Net Loss	$(384,062)	$(482,362)

Loss Per Common Share, Basic and Diluted	$(1,000)	$(1,315)

Weighted Average Number of Common Shares Outstanding, Basis and Diluted	384,429 ========	366,904 ======

See accompanying notes to financial statements and Registered Accountant’s Report

ECASH, INC. (formerly Avery Sports Turf, Inc.) STATEMENT OF SHAREHOLERS’ EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2003	318,443	$318	$3,244,793	$(3,321,608)	$ (76,497)

Stock for service	59,500	59	116,691		116,750

Stock issued for cash	6,500	6	25,994		26,000

Net (loss)	____________	__________	__________	(482,362)	(482,362)

Balance, December 31, 2004	384,443	$ 384	$ 3,387,477	$ (3,803,970)	$ (416,109)

Net (loss)				(384,062)	(384,062)

Balance, December 31, 2005	384,443	$ 384	$ 3,387,477	$4,188,032)	$ (800,171)

See accompanying notes to financial statements and Registered Accountant’s Report

ECASH, INC. (formerly Avery Sports Turf, Inc.) STATEMENTS OF CASH FLOWS

	Year Ending December 31,
	2005	2004
Cash Flows From Operating Activities
Net (Loss)	$ (384,062)	$(482,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposition of building & equipment	113,033	--
Depreciation and amortization	7,221	22,205
	7,375	116,750
Changes in operating assets and liabilities:
Accrued consulting	80,000	20,000
Accounts receivable	8,352	(8,351)
Inventory	38,433	(38,433)
Accounts payable and accrued expenses	55,116	104,321
Prepaid expense	2,778	(2,778)
Net cash used in operating activities	(71,754)	(268,648)

Cash Flows From Investing Activities:
Purchase of property and equipment	--	(12,000)
Net cash used in investing activities	--	(12,000)

Cash Flows From Financing Activities:
Overdraft	(695)	3,705
Notes payable-affiliate	113,949	180,395
Notes payable	(40,000)	60,000
Building mortgage	(1,500)	(4,532)
Net proceeds from issuance of stock	--	26,000
Net cash provided by financing activities	71,754	265,568

Net increase in Cash	--	(15,080)

Cash at Beginning of Period	--	15,080

Cash at End of Period	--	--

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	--	--
Income Taxes	--	--
Non Monetary Items
Disposition of Building & Equipment	$ 554,089	--
Less:
Encumbrances	(420,012)	--
Accumulated depreciation	(21,044)	--
Loss on disposition	113,033	--

Non cash items; stock to be issued for services rendered
7,375 shares @ $1.00 in 2005: 59,500 shares @ $1.9622	7,375	116,750
issued in 2004

See accompanying notes to financial statements and Registered Accountant’s Report

#

ECASH, INC.

(formerly Avery Sports Turf, Inc)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

1.

HISTORY

A.  Background.

Ecash, Inc. formerly ECASH, INC., formerly In-Sports International, Inc., a Delaware corporation  (“Company”), was created as a result of a reverse acquisition with Perma Grass Corporation (“Perma”), is engaged in developing a business of distributing and installing artificial grass surfaces for commercial, athletic, residential and child care applications (sometimes known as “artificial turf”).

The Company was incorporated on March 10, 1994 in the state of Delaware as Beta Acquisition Corp. (“Beta”) and on September 7, 1995.  Beta changed its name to In-Sports International, Inc.  In August 2003 the name was changed to ECASH, INC.

B.

Reverse Acquisition.

In December 1998, the Company acquired 100% of Perma by issuing 9,000,000 shares for all of the shares of Perma.  This exchange has been accounted for as a reverse acquisition, under the purchase method of accounting, since the former shareholder of Perma owned a majority of the outstanding stock of the Company after the acquisition.  Accordingly, the combination of the two companies is recorded as recapitalization of shareholders’ equity of Perma, pursuant to which Perma is treated as the continuing entity for accounting purposes and the historical financial statements presented are those of Perma.  Pro-forma information has not been presented since the transaction was deemed a capital stock transaction rather than a business combination.

Perma was spun-off at a special board of directors meeting on July 17, 2003.  Perma stock was distributed to shareholders of record as of December 1, 2000 payable Jan 10, 2001.  Gain on the spin-off of Perma ($336,807) was not recorded as income but credited to paid in capital.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.

Continued Existence.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company, since its inception, has an accumulated deficit of $4,188,032 which raises substantial doubt about its ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon profitable operations and support from present shareholders.

See accompanying Registered Accountant’s Report

Management has disposed of its manufacturing site for the production and distribution of its product (artificial turf). (See Note: 10 – Discontinuing of Manufacturing Operations)

The management has continued to raise the funds necessary to continue the operations of the business however, it is uncertain that the business can continue as a going concern under the present operating and financial conditions without additional funding. (See NOTE: 12-Subsequent Events)

B.

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

E.

Earnings (Loss) Per Share.

The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” which became effective for financial statements for fiscal years ending after December 15, 1997.  The statement requires that the Company report basic and diluted earning (loss) per share for all periods reported.  Basic net income per share is computed dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, if any.

For the periods presented, diluted net (loss) per share was the same as basic net loss per share.  The Company had no dilutive securities at December 31, 2005 and 2004.  Further, any dilutive effect if applicable would be excluded from the calculation of loss per share because the effect would be anti-dilutive.

See accompanying Registered Accountant’s report

F.

Fair Value of Financial Instruments.

The Company’s financial instruments consist primarily of trade payables, accrued expenses and long term debt which approximated fair value as of December 31, 2005.

G.            Stock Based Compensation

Shares of the Company’s common stock are issued for consulting and marketing services under a “Non-Employee Directors and Consultant Retainer Stock Plan”.  These issuances are valued at the fair market value of the services provided and the number of shares issued is determined based upon what the price of the common stock is on the date of each respective transaction.  In addition, the Company has a “Stock Incentive Plan”; to date, no options have been granted under this plan.

3.

RECENT ACCOUNTING PRONOUNCEMENTS.

In December 2003, Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation -- Transition and Disclosure,” was issued.  This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148 is effective for fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003.

In May 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 requires that certain financial instruments with characteristics of both liabilities and equity be classified as a liability.  In November 2004, the FASB deferred application of certain provisions of SFAS No. 150 through FASB Staff Position (“FSP”) No. 150-3, which eliminates the disclosure requirements for certain mandatory redeemable instruments and prohibits early adoption of instruments within the scope of the deferrals established by FSP No. 150-3.  As a result of FSP No. 150-3, the Company does not expect the adoption of this statement will have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2004, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, and in December 2004, issued a revision to Interpretation No. 46.  Interpretation No. 46 is an effort to expand upon and strengthen existing accounting guidance as to when a company should consolidate the financial results of another entity.  Interpretation No. 46 requires “variable

See accompanying Registered Accountant’s Report

interest entities” as defined to be consolidated by a company if that company is subject to a majority of expected losses of the entity or is entitled to receive a majority of expected residual returns of the entity, or both.  The company that is required to consolidate a variable interest entity is referred to as the entity’s primary beneficiary.  The interpretation also requires certain disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest.

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

SHAREHOLDERS’ (DEFICIT) EQUITY

In July 2003 the authorized stock was increased from 50,000,000 shares to 500,000,000 shares. On January 2003, George Avery resigned as President and returned 10,000,000 shares of common stock acquired in 2002. These shares were cancelled at par value.

Subsequent to year end the Company issued shares for cash and extinguishment of debt. (See Note: 12- Subsequent Events)

5.

INCOME TAXES

Because of its past losses, the Company is not liable for any corporate income tax.  Because the Company “spun-off” Perma in 2000, the Company’s net operating loss (“NOL”) is restricted to ECASH, INC.  The NOL is as follows:

Year

   NOL         Year Expires

1999             $   237,000

2019

2000

  131,000

2020

2001

  300,000

2021

2002

  453,000

2022

2003                  926,000

2023

2004                  482,000         2024

                       2005                   384,000         2025

                     $2,913,000

The Company has fully reserved the resulting deferred tax asset because the likelihood of

See accompanying Registered Accountant’s Report

realization of these benefits cannot be presently determined. Included in the $2,913,000 NOL is a $ 596,000 timing difference representing shares of restricted stock for services.  When such shares become unrestricted a tax deduction is allowed.  Consequently, the current NOL is $ 2,913,000 less $596,000 resulting in a current NOL of $ 2,317,000.

Based on the Ecash reorganization agreement signed subsequent to December 31, 2005, the Company anticipates a “Change in Control” will occur thus substantially limiting the  ability of the Company to use the NOL’s (See Note: 12- Subsequent Events)

6.

STOCK BASED EXPENSES

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

10.        DISCONTINUING OF MANUFACTURING FACILITY

The Company has elected to discontinue the manufacturing portion of its artificial turf business.  The competitive nature and capital equipment costs necessary to be a competitive manufacturer did not fit with the future of the Company and its ability to survive.

11.         LETTER OF INTENT

On September 30, 2005, the Company entered into a letter of intent with Copacabana (T) Limited, a Tanzania corporation, to acquire certain gold properties in Tanzania.  The property specific to the letter of intent is located in Mpwapwa, Kiteto and Kongwa Districts.  Initial

See accompanying Registered Accountant’s Report

surveys of the property indicate the level of metal in the property is feasible for economic development of the property. Future sampling surveys will be necessary prior to the development to this property.  Subsequent to year end the letter of intent was cancelled.  .

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

On March 17, 2006, the Company authorized to be issued 852,194 restricted common shares of the company at $1.00 for an aggregate value of $ 852,194, bringing the total outstanding shares of common stock to 1,244,012. These shares are to be held until the close of the reorganization agreement with Ecash, Inc., for distribution to the creditors. Of the shares authorized to be issued, 160,000 were for cash of $160,000 and 692,194 common shares for the reduction of debt of $ 692,194.  The cash is being used to reduce the debt not extinguished by the issuances of stock, leaving the Company with liabilities of less than $ 25,000.

On March 6, 2006 the Company signed a reorganization agreement with E-Cash, Inc a  New Jersey corporation whose business is the operation of automatic teller machines (“ATM’s”) that are owned and operated by E-Cash. The ATM machines are placed in various retail locations including supermarkets, convenience stores, restaurants, colleges and other locations not generally serviced by traditional and financial institutions.  Under the terms of the agreement the Company will acquire E-Cash, Inc. by issuing 20,000,000 shares of common stock to the shareholders of E-Cash after the Company has effected a reverse split of its shares of one new share for each 400 shares presently outstanding.  Both the reorganization agreement and reverse split of shares required shareholder approval, which has been obtained by the Company.

On March 5, 2006 the Company terminated the letter of intent with Copacabana (T), Limited, dated September 30, 2005. Subsequent to year end the letter of intent was cancelled.

On March 6, 2006 the Company assigned the lease for the office space in Minneapolis MN to an unrelated party.  Under the terms of the assignment, the unrelated party will continue the lease without cost to the Company for the balance of its remaining term which is 12 months.

NOTE 13: RESTATEMENT

For the year ended December 31, 2005, the common stock shares outstanding and the related weighted average number of common shares outstanding were not restated for the reverse stock split of one new share for each 400 shares outstanding.

See accompanying Registered Account’s Report

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

10.1

Standard Manufacturing Agreement between the Company, ECASH, INC., and George Avery, dated May 14, 2003 (including Addendum) (incorporated by reference to Exhibit 10 of the Form 8-K/A filed on May 29, 2003).

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

31

Rule 13a-14(a)/15d-14(a) Certification of Gary Borglund (filed herewith).

32

Section 1350 Certification of Gary Borglund (filed herewith).

EX-10.4

PATENT APPLICATION

(a)  United States Patent Application No. 10/733,806

George S. Avery, December 10, 2003

Abstract

An artificial turf is provided that resists migration of rubber infill into the space above the turf. Artificial grass is attached to and extends upward from a backing material, which may be one or more layers.  The artificial grass includes groups of at least two different kinds of fiber sewn through a common path in the backing material.  One of the kinds of fibers is an artificial grass blade shaped so as to appear like a blade of grass.  The other kind of fiber in each group is pre-stressed/crimped so that the relaxed shape of the fiber is non-linear, resembling a curlicued or articulated form having lateral excursions.  The lateral excursions cause portions of one such pre-stressed fiber to overlap and interfere with another, forming a mesh.  The height of the pre-stressed fibers in their relaxed state in the turf is less than the height of the relatively unstressed fiber(s).  Resilient granules are embedded in the mesh, and are captivated by the interfering pre-stressed fibers.  In one embodiment, the pre-stressed fiber is constructed of nylon material, and the relatively unstressed artificial grass blade of polyethylene.

EX-10.6

ASSIGNMENT OF PATENT APPLICATION

ASSIGNMENT

of U.S. Origin Patent Application

WHEREAS, the undersigned, George S. Avery, has made and is filing herewith the accompanying patent application entitled Golf Mat, in the United States Patent and Trademark Office; and

WHEREAS, ECASH, INC. (hereinafter ASSIGNEE), a corporation of the State of Delaware, having a place of business at 7550 24th Avenue South, Suite 168, Minneapolis, MN 55450, desires to acquire an interest therein.

NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, said ASSIGNOR does hereby sell, assign and transfer unto ASSIGNEE, its successors, assigns and legal representatives, the full and exclusive right, title and interest to the said invention in the United States and all foreign countries, as described in the aforesaid application, and to the said application and to all continuations. divisions, reissues and substitutes of said application, together with the right of priority under the International Convention for the Protection of Industrial Property, Inter-American Convention Relating to Patents, Designs and Industrial Mode1s, and any other international agreements to which the United States of America adheres, and ASSIGNOR hereby authorizes and requests the Commissioner of Patents to issue said Letters Patent to ASSIGNEE, for its interest as ASSIGNEE, its successors, assigns and legal representatives.

AND ASSIGNOR hereby agrees to execute any papers requested by ASSIGNEE, its successors, assigns and legal representatives, deemed essential to ASSIGNEE's full protection and title in and to the invention hereby transferred.

ASSIGNOR furthermore agrees upon request of said ASSIGNEE, and without further remuneration, to execute any and all papers desired by said ASSIGNEE for the filing and granting of foreign app1ications and the perfecting of title thereto in said ASSIGNEE.

Executed on the date below indicated.

Signature

Date Signed

Witness

/s/  George A. Avery

May 10, 2004

/s/  Gary Borglund

      George S. Avery                                                                                              Gary Borglund

EX-10.7

PATENT APPLICATION

(b)  United States Patent Application No. 10/845,858

George S. Avery, May 14, 2004

Abstract

A golf mat includes artificial grass fibers attached to and extending upward from a backing material, which may be one or more layers.  The artificial grass fibers include groups of at least two different kinds of fiber sewn through a common path in the backing material.  One of the kinds of fibers in each group is shaped so as to appear like a blade of grass.  The other kind of fiber in each group is pre-stressed/crimped so that the relaxed shape of the fiber is non-linear. resembling a curlicued or articulated form having lateral excursions. The latera1 excursions cause portions of one such pre-stressed fiber to overlap and interfere with another, forming a mesh.  The height of the pre-stressed fibers in their relaxed state in the turf is less than the height of the relatively unstressed artificial grass fiber(s). The crimped fibers form a resilient mat with impact characteristics similar to natural turf.

EX-23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

ECASH, INC.

I consent to the incorporation by reference of my independent auditors’ report dated March 27, 2005 and June 23, 2006 on the balance sheet as of December 31, 2005, and the related statements of operations, changes in stockholders’ (deficit) and cash flows the years ended December 31, 2005 and 2004, included in Ecash, Inc.'s Form 10-KSB/A.

Dated: June 23, 2006

/s/  George Brenner, CPA

George Brenner, CPA

Los Angeles, California

EX-31

RULE 13a-14(a)/15d-14(a) CERTIFICATION

I, Gary Borglund, certify that:

1.

I have reviewed this annual report on Form 10-KSB/A of Ecash, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [omitted pursuant to extended compliance period] for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

(b)  [omitted pursuant to extended compliance period]

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(a)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Dated: June 23, 2006

/s/  Gary Borglund

Gary Borglund,

President/Secretary/Treasurer

Principal Executive Officer and                                                                                     Principal Financial Officer

SECTION 1350 CERTIFICATION

In connection with the annual report of Ecash, Inc. (“Company”) on Form 10-KSB/A for the year ended December 31, 2005 as filed with the Securities and Exchange Commission (“Report”), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. Section 1350) that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 23, 2006

/s/  Gary Borglund

Gary Borglund,

President/Secretary/Treasurer

Principal Executive Officer and                                                                                     Principal Financial Officer