Form 10QSB/A
period 2006-03-31
ECASH, INC
filed 2006-07-05
CIK 1083638

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-29447

ECASH, INC.

 Exact Name of Company as Specified in Its Charter)

Delaware	52-2171803
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.:)

2535 Pilot Knob Road, Suite 118, Mendota Heights, Minnesota 55120

(Address of Principal Executive Offices)

(651) 452-1606

(Registrant’s Telephone Number)

___________________________Avery Sports Turf, Inc.________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [X ]

As of March 31, 2006, the Company had 1,244,015 shares of common stock issued and outstanding.

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

I have reviewed the accompanying balance sheet of Ecash, Inc. as of March 31, 2006, and the related statements of operations and cash flows for the three months ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

/s/  George Brenner, CPA

      George Brenner, CPA

      Los Angeles, California

      May 15, 2006 (except for Note 7 June 23, 2006)

#

ECASH, INC. (formerly Avery Sports Turf, Inc.) BALANCE SHEET MARCH 31, 2006 (Unaudited)

Assets

Current Assets
Cash	$ --
Note receivable	46,335
Total current assets	46,335
Total assets	46,335

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Bank overdraft	$3,010
Accounts payable and accrued expense	35,847
Accrued consulting – related party	6,000
Total Current Liabilities	44,857

Total Liabilities	44,857

Shareholders’ Deficit Common stock, par value $0.001 authorized 500,000,000 shares, issued and outstanding 1,244,015	1,244
Additional paid-in capital	4,246,206
Less: subscriptions receivable $20,000	(20,000)
Deficit	(4,225,972)
Total Shareholders’ Equity	1,478
Total Liabilities and Shareholders’ Deficit	$ 46,335

See accompanying notes to financial statements

#

ECASH, INC. (formerly Avery Sports Turf, Inc.) STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006

Net Sales	$ 3,280	$ --

Cost of Goods Sold	54,545	--

Gross Profit	(51,265)	--

Selling, General and Administrative Expenses	65,726	127,698

Depreciation	76,221	--

Interest Expense	10,731	20

Income (Loss) from Operations	(134,940)	(127,718)

Gain or debt forgiveness	--	89,778

Income Tax	--	--

Net Income (Loss)	(134,940)	(37,940)

Loss Per Common Share Basic and Diluted	$(0.3510)	$(0.0655)

Weighted Average Number of Common Shares Outstanding	384,443	579,020

See accompanying notes to financial statements

#

ECASH, INC. (formerly Avery Sports Turf, Inc.) STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006

Cash Flows From Operating Activities	$(134,940)	$(37,940)
Net income (loss) Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,221	--
Changes in operating assets and liabilities:
Inventory	1,840
Accounts Receivable	(30)	46,335
Other current assets	2,778	--
Notes payable	57,971	--
Accounts payable and accrued expense	38,013	--
Related party payable	20,000	--

Net Cash Used In Operating Activities	7,147	(84,275)

Cash Flows From Investing Activities

Net Cash Used In Investing Activities	--	--

Cash Flows From Financing Activities:
Bank overdraft	8,647	--
Cash for stock	--	84,275
Mortgage reduction	(1,500)	--

Net Cash Provided By Financing Activities	(7,147)	84,275

Net Decrease In Cash	--	--

Cash at Beginning of Period	--	--

Cash at End of Period	$ --	$ --

Supplemental Disclosure of Cash Flow Information: Stock for services	$ --	$ --

Nonmonetary transactions 775,314 shares@ $1.00 per share	$ --	$ 775,314

See accompanying notes to financial statements

#

ECASH, INC.

(formerly Avery Sports Turf, Inc.)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation of these financial statements have been included.

These financial statements should be read in conjunction with the December 31, 2005 audited financial statements contained in the Form 10-KSB.  The operating results for any interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

NOTE 2.  HISTORY

Ecash, Inc., formerly Avery Sports Turf, Inc., formerly In-Sports International, Inc., a Delaware corporation (“Company”), was created as a result of a reverse acquisition with Perma Grass Corporation (“Perma”), and is engaged in developing a business of distributing and installing artificial grass surfaces for commercial, athletic, residential and child care applications (sometimes known as “artificial turf”).

The Company was incorporated on March 10, 1994 in the State of Delaware as Beta Acquisition Corp. (“Beta”) and on September 7, 1995 Beta changed its name to In-Sports International, Inc.  In August 2002, the name was changed to Avery Sports Turf, Inc. The Company name was changed to Ecash, Inc.

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

Perma was “spun off” on January 10, 2001.

NOTE 4.  CONTINUED EXISTENCE

As shown in the accompanying interim financial statements, as of March 31, 2006 the Company has  an accumulated deficit of $4,230,972.  The industry in which the Company operated was very dynamic and extremely competitive.  As of March 31, 2006, these factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. The pending agreement and plan of reorganization when approved by the shareholders (see Note: 5  Agreement and Plan of Reorganization) may have a positive impact on the Company as a going concern.

NOTE 5.  AGREEMENT AND PLAN OF REORGANIZATION

On March 6, 2006 the Company signed an  agreement and plan of reorganization (the “Agreement”) with Ecash, Inc., a  New Jersey corporation, whose business is the operation of automatic teller machines (“ATMs”) that are owned and operated by Ecash. Under the terms of the Agreement the Company (i) change  its name  to Ecash, Inc.,(ii) agreed to implement a 1 for 400 reverse stock split of its presently issued and outstanding common stock upon approval from its stockholders, and (iii) agreed to issue 20,000,000 shares of its post-reverse split common stock to the shareholders of Ecash in exchange for all of the issued and outstanding shares of Ecash common stock..

NOTE 6. SUBSEQUENT EVENTS

On May 12, 2006  the  name change and  reverse split of the Company’s shares of common stock were approved by its stockholders.  The effective date of the name change is immediate and the date of  the merger agreement and reverse stock split  was effected May 22, 2006.

NOTE 7: RESTATEMENT

For the quarter ended March 31, 2006,  the common stock shares outstanding and the related weighted average number of common shares outstanding were not restated for the reverse stock split of one new share for each 400 shares outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company’s financial condition and results of operations is based upon, and should be read in conjunction with, its unaudited financial statements and related notes included elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

The Company has no operating entities. The Company was engaged in the business of manufacturing and distributing artificial grass surfaces for commercial, athletic, residential and child care applications (sometimes known as “artificial turf. On December 19, 2003, the Company acquired the manufacturing facilities and certain rights to use patents applied for by the former owners of the Georgia facilities

In December 2003, a patent application was filed for a new turf product, PolylonTurf, with the U.S. Patent & Trademark Office.  PolylonTurf is a polyethylene and nylon product sewn through the same common opening that holds 3-5 lbs of crumb rubber infill material per square foot.  It provides improved retainment reducing the amount of infill that escapes into the air above the turf.  The rights to the patent application were assigned by George Avery to the Company on January 19, 2004 as part of the Perma acquisition discussed above.  In addition, on May 10, 2004, Mr. Avery also assigned to the Company a patent application for the Golf Mat, an artificial surface mat for use as a practice-playing surface.

           On March 3, 2006 the Company reached an agreement with George and Jural Avery (Avery) to assign the patents pertaining to the turf business to Avery. Under the terms of this agreement the Company will forgo any future claims to the patents and any future revenue stream the patents may earn.  Avery will forgive debts owed to them by the Company and indemnify the Company against any claims pertaining to the acquisition of the building and equipment of the merger agreement date December 19, 2003. The Company will realize a gain on debt forgiveness of  $75,303 from this transaction for debt forgiveness, including accounts payable settlements, during the quarter totaling $ 89,778.

         On March 6, 2006 the Company signed an agreement and plan of reorganization (the “Agreement”)a   with E-Cash, Inc., a  New Jersey corporation, whose business is the operation of automatic teller machines (“ATMs”) that are owned and operated by E-Cash. The ATM machines are placed in various retail locations including supermarkets, convenience stores, restaurants, colleges and other locations not generally serviced by traditional and financial institutions.  Under the terms of the Agreement the Company (i) changed its name  to Ecash, Inc., (ii) agreed to implement a 1 for 400 reverse stock split of its presently issued and outstanding common stock upon approval from its stockholders, and (iii) agreed to issue 20,000,000 shares of its post-reverse split common stock to the shareholders of Ecash in exchange for all of the issued and outstanding shares of Ecash common stock.   The   reverse split of the Company’s shares of common stock was  approved by its stockholders on May 12, 2006, and the reverse stock split will be effective  shareholders was effective on May 22, 2006. On May 15, 2006 the Company symbol for the OTC was changed to ECAS and on June 2, 2006 the Company symbol for the OTC was changed to ECSI.

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

Factors That May Affect Operating Results.

The operating results of the Company can vary significantly depending upon a number of factors, many of which are outside its control.  General factors that may affect the Company’s operating results include:

•

market acceptance of and changes in demand for products and services;

•

a small number of customers account for, and may in future periods account for, substantial portions of the Company’s revenue, and revenue could decline because of delays of customer orders or the failure to retain customers;

•

gain or loss of clients or strategic relationships;

•

announcement or introduction of new services and products by the Company or by its competitors;

•

price competition;

•

the ability to upgrade and develop systems and infrastructure to accommodate growth;

•

the ability to introduce and market products and services in accordance with market demand;

•

changes in governmental regulation; and

•

reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability.

Key Personnel.

            The Company’s success is largely dependent on the personal efforts and abilities of its senior management.  The loss of certain members of the Company’s senior management, including the company’s chief executive officer, chief financial officer and chief technical officer, could have a material adverse effect on the company’s business and prospects.

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

Liquidity and Capital Resources.

As of March 31, 2006, the Company had total current assets of $46,335 and total current liabilities of $44,857, resulting in net working capital $ 1,478. As of that date, the Company had no cash.  During the three months ended March 31, 2006 and 2005, the Company incurred losses of $134,940 and $37,940, respectively, and the Company had an accumulated deficit of $4,230,972 as of March 31, 2006.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  In fact, the Company’s independent accountants’ audit report included in the Form 10-KSB for the year ended December 31, 2005 includes a substantial doubt paragraph regarding the Company’s ability to continue as a going concern.

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

Forward Looking Statements.

Information in this Form 10-QSB contains “forward looking statements” within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended.  When used in this Form 10-QSB, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements.  These are statements that relate to future periods and include, but are not limited to, statements regarding our adequacy of cash, expectations regarding net losses and cash flow, our need for future financing, our dependence on personnel, and our operating expenses.

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.  These risks and uncertainties include, but are not limited to, those discussed above as well as risks set forth above under “Factors That May Affect Our Results.”  These forward-looking statements speak only as of the date hereof.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Changes in Disclosure Controls and Procedures.

There were no significant changes in the Company’s disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since their most recent evaluation.

PART II – OTHER INFORMATION

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

ITEM 2.  UNREGISTERED SALES OF EQUITY.

On March 17, 2006, the Company issued to various parties 852,194 restricted common shares of the company at $1.00 for an aggregate value of $ 852,194, bringing the total outstanding shares of common stock to 1,244,015. These shares are being held for distribution to the Company’s creditors. Of the shares issued, 160,,000 were for issued for a cash of $160,000 and 692,194  shares were issued in exchange for the cancellation  of   $692,194 of Company debt.  The cash payment the Company received is being used to reduce other  debt of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company has filed a Schedule 14A Information Statement and Consent Solicitation with the Securities and Exchange Commission to request a vote of shareholders in writing, without a meeting:

            1. To approve amendments to the Company's Certificate of Incorporation (a) to reclassify the Company’s issued and outstanding common shares, reducing the number thereof by a factor of 400 to 1, in what is commonly known as a “reverse stock split”; and (b) change the name of the Company to “Ecash, Inc.”; and

2. To approve a transaction whereby control of the Company would be acquired by the stockholders of Ecash, Inc. (“Ecash”), a New Jersey corporation, pursuant to the terms of an agreement and plan of reorganization (the “Agreement”).

ITEM 5.  OTHER INFORMATION.

           None

ITEM 6.  EXHIBITS.

31

Rule 13a-14(a)/15d-14(a) Certification of Gary Borglund.

Section 1350 Certification of Gary Borglund.

#

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 5, 2006

                                                                                                                     Ecash, Inc.

By: /s/ Gary Borglund

                                                                                                                     Gary Borglund, President

                                                                                                                     Principal Executive Officer and Chief                                                                                                                      Financial  Officer

SECTION 1350 CERTIFICATION

In connection with the quarterly report of Ecash, Inc... (“Company”) on Form 10-QSB for the quarter ended March 31, 2006 as filed with the Securities and Exchange Commission (“Report”

                                                                                                                      Ecash, Inc.

Dated: July 5, 2006                                                                           By:    /s/ Gary Borglund

                                                                                                                     Gary Borglund, President

                                                                                                                     Principal Executive Officer and Chief                                                                                                                      Financial  Officer Officer

RULE 13a-14(a)/15d-14(a) CERTIFICATION

I, Gary Borglund, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Ecash, Inc.;

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

(b)  [omitted pursuant to extended compliance period]

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

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

Dated:  July 5, 2006                                                                           By:    /s/ Gary Borglund

                                                                                                                     Gary Borglund, President

                                                                                                                     Principal Executive Officer and Chief                                                                                                                      Financial  Officer

SECTION 1350 CERTIFICATION

In connection with the quarterly report of Ecash, Inc... (“Company”) on Form 10-QSB for the quarter ended March 31, 2006 as filed with the Securities and Exchange Commission (“Report”), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

1.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

2.

Dated:  July 5, 2006                                                                           By:    /s/ Gary Borglund

                                                                                                                     Gary Borglund, President

                                                                                                                     Principal Executive Officer and Chief                                                                                                                      Financial  Officer

#

#

#

#