Form 10QSB
period 2006-06-30
ECASH, INC
filed 2006-08-14
CIK 1083638

#

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

                                                                 (651) 452-1606       .

(Registrant’s Telephone Number)

___________________________Avery Sports Turf, Inc.___________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [     ] No [X ]

As of June 30, 2006, the Company had 1,244,114 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes      X     No        .

#

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

 PAGE

#

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

ECASH, INC.

(formerly Avery Sports Turf, Inc.)

BALANCE SHEET

JUNE 30, 2006

(Unaudited)

ASSETS

Current Assets
Cash	$ --
Note receivable	34,511
Total current assets	34,511
Total Assets	$ 34,511

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Bank overdraft	$ 3,010
Accounts payable and accrued expense	50,307
Accrued consulting – related party	21,000
Notes payable-related party	6,284
Total Current Liabilities	80,601
Total Liabilities	80,601
Shareholders’ Deficit

Common stock, par value $0.001
authorized 500,000,000 shares,
issued and outstanding 1,244,114	1,244

Additional paid-in capital	4,246,206
Less: subscriptions receivable $20,000	(20,000)
Deficit	(4,273,540)
Total Shareholders’ Equity	(46,090)
Total Liabilities and Shareholders’ Deficit	$ 34,511

See accompanying notes to financial statements

#

ECASH, INC.

(formerly Avery Sports Turf, Inc.)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2005 2006		Six Months Ended June,30 2005 2006

Net Sales	$ 1,560	$ --	$ 4,840	$ --
Cost of Goods Sold	--	--	6,411	--
Gross Profit(Loss)	1,560	--	(1,571)	--
Selling, General and Administrative Expenses	34,922	47,568	145,730	175,267
Depreciation	--	--	7,221	--
Interest Expense	615	--	11,346	20
Income (Loss) From Operations	(33,977)	(47,568)	165,868)	175,287)
Loss on disposal of Building	66,473	--	66,473	--
Gain on debt forgiveness	--	--	--	89,778
Net loss before taxes	(100,450)	(47,568)	(232,341)	(85,509)
Income Tax	--	--
Net Income (Loss)	(100,450)	(47,568)	(232,341)	$(85,509)
Loss Per Common Share
Basic and Diluted	$(0.2613)	(0.0697)	$ (0.6044)	$(0.0687)

Weighted Average
Number of Common
Shares Outstanding	384,44	682,535	384,443	1,244,114

    See accompanying notes to financial statements

                                                          #

ECASH, INC.

(formerly Avery Sports Turf, Inc.)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cash Flows From Operating Activities:
Net income (loss)	$(232,341)	$(85,509)
Loss on building disposition	66,473	--
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,221	--
Changes in operating assets and liabilities:
Note receivable	--	(34,511)
Inventory	1,840	--
Notes payable-affiliate	91,694	-
Notes payable	(15,000)
Accounts payable-accrued expense	31,454	(41,264)
Accrued expense-related party	40,000	21,284
Bank overdraft	10,899	--
Net Cash Used In Operating Activities	2,195	(140,000)

Cash Flows From Investing Activities:
Net Cash Used In Investing Activities	--	--

Cash Flows From Financing Activities:
Cash for stock	--	160,000
Stock subscription receivable	--	(20,000)
Mortgage reduction	(1,500)	--
Net Cash Provided By Financing Activities	(1,500)	140,000
Net Decrease In Cash	(695)	--
Cash at Beginning of Period	(695)	--

Cash at End of Period	$ --	$ --

Supplemental Disclosure of Cash Flow Information: Sale of Building	$ 512,089	--
Less:
Encumbrances	(420,012)	--
Accumative depreciation	(25,604)	$ 66,473
Loss on disposition	--	-

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

The Company was incorporated on March 10, 1994 in the State of Delaware as Beta Acquisition Corp. (“Beta”) and on September 7, 1995 Beta changed its name to In-Sports International, Inc.  In August 2002, the name was changed to Avery Sports Turf, Inc. In May 2006 the Company name was changed to Ecash, Inc.

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

Perma was “spun off” on January 10, 2001.

NOTE 4.  CONTINUED EXISTENCE

As shown in the accompanying interim financial statements, as of June 30, 2006 the Company has  an accumulated deficit of $4,273,540.  The industry in which the Company operated was very dynamic and extremely competitive.  As of June 30, 2006, these factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. The pending agreement and plan of reorganization when approved by the shareholders (see Note: 5  Agreement and Plan of Reorganization) may have a positive impact on the Company as a going concern.

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

NOTE 6. NAME CHANGE

On May 12, 2006  the  name change and  reverse split of the Company’s shares of common stock were approved by its stockholders.  The effective date of the name change was immediate and the date of  the reverse stock split  was effective on May 22, 2006.

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

Overview.

The Company was engaged in the business of manufacturing and distributing artificial grass surfaces for commercial, athletic, residential and child care applications (sometimes known as “artificial turf. On December 19, 2003, the Company acquired the manufacturing facilities and certain rights to use patents applied for by the former owners of the Georgia facilities

           On March 3, 2006 the Company reached an agreement with George and Jural Avery (Avery) to assign the patents pertaining to the turf business to Avery. Under the terms of this agreement the Company will forgo any future claims to the patents and any future revenue stream the patents may earn.  Avery will forgive debts owed to them by the Company and indemnify the Company against any claims pertaining to the acquisition of the building and equipment of the merger agreement date December 19, 2003. The Company realized a gain on debt forgiveness of  $75,303 from this transaction for debt forgiveness, including accounts payable settlements, during the quarter totaling $ 89,778.

         On March 6, 2006 the Company signed an agreement and plan of reorganization (the “Agreement”)a   with E-Cash, Inc., a  New Jersey corporation, whose business is the operation of automatic teller machines (“ATMs”) that are owned and operated by E-Cash. The ATM machines are placed in various retail locations including supermarkets, convenience stores, restaurants, colleges and other locations not generally serviced by traditional and financial institutions.  Under the terms of the Agreement the Company (i) changed its name  to Ecash, Inc., (ii) implemented a 1 for 400 reverse stock split of its issued and outstanding common stock, and (iii) agreed to issue 20,000,000 shares of its post-reverse split common stock to the shareholders of Ecash in exchange for all of the issued and outstanding shares of Ecash common stock.   The   reverse split of the Company’s shares of common stock was  approved by its stockholders on May 12, 2006, and the reverse stock was effective on May 22, 2006. On May 15, 2006 the Company symbol for the OTC was changed to ECAS and on June 2, 2006 the Company symbol for the OTC was changed to ECSI.

Results of Operations.

(a)

Revenues.

The Company reported no revenue for the three months and six months ended June 31, 2006 compared to  sales of $ 1,560 and $ 4,840 for the same periods ended June 30,2005.  The Company experienced no sales this quarter due to ceasing the sales of artificial turf.

(b)

Selling, General, and Administrative Expenses.

The Company incurred total selling, general and administrative expenses of $47,568 and $ 175,267 for the three months and six months periods ended June 30, 2006 as compared to $34,922 and $ 145,730 for the  three months and six months ended June 30, 2005. This represents an increase of $12,574 and $ 29,537 for the three and six months period in 2006 compare to the same periods in 2005.  This increase is due primarily to increased consulting fees and expenses of outside services.

(c)

Depreciation and Amortization.

Depreciation and amortization for the three months and six months periods ended June 30, 2006 was zero and $7,221 in the six months ended June 30, 2005.  The reduction in depreciation is attributable to closing of the  manufacturing facilities owned by the Company.

(d)

Interest Expense.

The Company incurred interest charges (net of interest income) was zero in the three and six months ended June 30, 2006, compared with $$ 615 and $ 11,346 in the three months and six months periods ended June 30, 2005. The lack of interest expense in the quarter ended June 30, 2006 is the result of the Company having disposed of the building and manufacturing equipment in the last fiscal year.

(e)

Net Operating Loss Carryforward.

At June 30, 2006, the Company had available net operating loss carryforwards of approximately $4.3 million that may provide future tax benefits expiring beginning in June of 2006; this compares with net operating loss carryforwards of approximately $4.0 million at June 30, 2005.  The planned reorganization and resulting change in control will have an impact on any future benefits from the net operating loss carryforward. (See Note 5:  Agreement and Plan of Reorganization)

(f)

Net Loss.

The Company reported a net loss of $47,568 and $ 85,509 for the three and six months periods ended June 30, 2006 as compared to a net loss of $100,450 and $ 232,341 for the three and six months periods ended June 30, 2005. The lower net loss for the periods in 2006 is primarily due to a gain on debt forgiveness on the settlement agreement with Juel and George Avery and the loss incurred on the disposal of the building in 2005.

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

Operating Activities.

The net cash used in operating activities was $140,000. for the six months ended June 30, 2006 compared to net cash provided of $ 2,195 for the six months ended June 30, 2005. This increase is attributed to many changes from period to period, but primarily to the pay down of outstanding payables and other accrued expenses.

Investing Activities.

Net cash from investing activities was zero for both three and six months periods ending June 30, 2006 and  2005

Liquidity and Capital Resources.

As of June 30, 2006, the Company had total current assets of $34,511 and total current liabilities of $80,601, resulting in net working capital deficit of$ 46,090. As of that date, the Company had no cash.  During the six months ended June 30, 2006 and 2005, the Company incurred losses of $85,509 and $232,341, respectively, and the Company had an accumulated deficit of $4,2753,540 as of June 30, 2006.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  In fact, the Company’s independent accountants’ audit report included in the Form 10-KSB for the year ended December 31, 2005 includes a substantial doubt paragraph regarding the Company’s ability to continue as a going concern.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY.

On March 17, 2006, the Company issued to various parties 852,194 restricted common shares of the company at $1.00 for an aggregate value of $ 852,194, bringing the total outstanding shares of common stock to 1,244,012. These shares are being held for distribution to the Company’s creditors. Of the shares issued, 160,000 were for issued for a cash of $160,000 and 692,194  shares were issued in exchange for the cancellation  of   $692,194 of Company debt.  The cash payment the Company received was used to reduce the  debt of the Company that was not settled through the issuance of stock.

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

Ecash, Inc.

Dated: August 14, 2006

                                                                                       By:        Gary Borglund

                                                                                                    Gary Borglund, President

                                                                                                    Principal Executive Officer and                                                                                                     Chief Financial  Officer

SECTION 1350 CERTIFICATION

In connection with the quarterly report of Ecash, Inc... (“Company”) on Form 10-QSB for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission (“Report”), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 14, 2006

                                                                                       By:        Gary Borglund

                                                                                                    Gary Borglund, President

                                                                                                    Principal Executive Officer and                                                                                                     Chief Financial  Officer

#