Form 10QSB/A
period 2006-06-30
ECASH, INC
filed 2006-08-24
CIK 1083638

#

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

AMENDMENT NO. 1

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

As of June 30, 2006, the Company had 1,244,012 shares of common stock issued and outstanding.

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
Shareholders’ Deficit

Common stock, par value $0.001
authorized 500,000,000 shares,
issued and outstanding 1,244,012	1,244

Additional paid-in capital	4,246,206
Less: subscriptions receivable $20,000	(20,000)
Deficit	(4,273,540)
Total Shareholders’ Equity	(46,090)
Total Liabilities and Shareholders’ Deficit	$ 34,511

See accompanying notes to financial statements

#

ECASH, INC.

(formerly Avery Sports Turf, Inc.)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2005 2006		Six Months Ended June,30 2005 2006

Net Sales	$ 1,560	$ --	$ 4,840	$ --
Cost of Goods Sold	--	--	6,411	--
Gross Profit(Loss)	1,560	--	(1,571)	--
Selling, General and Administrative Expenses	34,922	47,568	145,730	175,267
Depreciation	--	--	7,221	--
Interest Expense	615	--	11,346	20
Income (Loss) From Operations	(33,977)	(47,568)	165,868)	175,287)
Loss on disposal of Building	66,473	--	66,473	--
Gain on debt forgiveness	--	--	--	89,778
Net loss before taxes	(100,450)	(47,568)	(232,341)	(85,509)
Income Tax	--	--
Net Income (Loss)	(100,450)	(47,568)	(232,341)	$(85,509)
Loss Per Common Share
Basic and Diluted	$(0.2613)	(0.0697)	$ (0.6044)	$(0.0687)

Weighted Average
Number of Common
Shares Outstanding	384,44	682,535	384,443	1,244,124

    See accompanying notes to financial statements

                                                          #

ECASH, INC.

(formerly Avery Sports Turf, Inc.)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cash Flows From Operating Activities:
Net income (loss)	$(232,341)	$(85,509)
Loss on building disposition	66,473	--
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,221	--
Changes in operating assets and liabilities:
Accounts receivable	--	(34,511)
Inventory	1,840	--
Notes payable-affiliate	91,694	-
Notes payable	(15,000)
Accounts payable-accrued expense	31,454	(41,264)
Accrued expense-related party	40,000	21,284
Bank overdraft	10,899	--
Net Cash Used In Operating Activities	2,195	(140,000)

Cash Flows From Investing Activities:
Net Cash Used In Investing Activities	--	--

Cash Flows From Financing Activities:
Cash for stock	--	160,000
Stock subscription receivable	--	(20,000)
Mortgage reduction	(1,500)	--
Net Cash Provided By Financing Activities	(1,500)	140,000
Net Decrease In Cash	(695)	--
Cash at Beginning of Period	(695)	--

Cash at End of Period	$ --	$ --

Supplemental Disclosure of Cash Flow Information: Sale of Building	$ 512,089	--
Less:
Encumbrances	(420,012)	--
Accumative depreciation	(25,604)	$ 66,473
Loss on disposition	--	-

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

Dated: August 24, 2006

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