Form 10QSB
period 2006-09-30
ECASH, INC
filed 2006-11-28
CIK 1083638

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

COMMISSION FILE NUMBER: 000-161570

ECASH, INC.
(Exact name of Small Business Issuer as Specified in its Charter)

DELAWARE	52-2171803
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification No.)

28 Baiting Place Road, Farmingdale, New York 11735
(Address of Principal Executive Offices)

(631) 777-2772
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1), has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Issuer had 21,244,114 shares of common stock issued and outstanding as of November 13, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

ECASH SERVICES, INC.

FORM 10-QSB
For the Quarter Ended September 30, 2006

Index

PART I	FINANCIAL INFORMATION	Page Number

Item 1	Condensed Consolidated Balance Sheets as at March 31, 2006 and September 30, 2006 (unaudited for September 30, 2006 period)	2

	Condensed Consolidated Statements of Income for the three and six month periods ended September 30, 2006 and 2005 (unaudited)	3

	Condensed Consolidated Statements of Stockholders’ Equity as of March 31, 2006 and for the six months ended September 30, 2006 (unaudited for September 30, 2006)	4

	Consolidated Statements of Cash Flows for the six month periods ended September 30, 2006 and 2005 (unaudited)	4

	Notes to Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis or Plan of Operation	7

Item 3	Controls and Procedures	10

PART II
Item 1	Legal Proceedings	11
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3	Defaults Upon Senior Securities	11
Item 4	Submission of Matters to a Vote of Security Holders	11
Item 5	Other Information	11
Item 6	Exhibits	11
Signatures
Certifications

PART I
FINANCIAL INFORMATION

Item 1 Financial Statements

STATEMENT 1
E CASH, INC. (Formerly Avery Sports Turf, Inc.)

BALANCE SHEETS - SEPTEMBER 30, 2006 AND MARCH 31, 2006 (Unaudited)

	September 30,	March 31,
	2006	2006
ASSETS

Current assets:
Cash and cash equivalents	$78,728	$89,374
Accounts receivable	8,750	10,969
Total current assets	87,478	100,343

Property and equipment, at cost:
Equipment - ATMs	103,512	103,512
Less, accumulated depreciation	101,232	98,952
Totals	2,280	4,560

TOTALS	$89,758	$104,903

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued expenses		$2,290
Loans payable to related parties	$30,699	47,692
Income taxes payable	7,331	15,405
Total current liabilities	38,030	65,387

Stockholders' equity:
Common stock, authorized 500,000,000 shares;
par value - $.001; 21,244,114 shares issued and outstanding	21,244	21,244
Retained earnings	30,484	18,272
Total stockholders' equity	51,728	39,516

TOTALS	$89,758	$104,903

See Note to Financial Statements.

STATEMENT 2
E CASH, INC. (Formerly Avery Sports Turf, Inc.)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
ATM fees	$24,824	$35,371	$45,887	$62,990

Processing fees	3,748		6,790
Totals	28,572	35,371	52,677	62,990

Expenses:
Operating expenses	4,711	906	7,542	4,105
Selling, general and administrative expenses	24,088	12,489	28,643	17,871

Depreciation	1,140	1,140	2,280	2,280

Totals	29,939	14,535	38,465	24,256

Income (loss) from operations	(1,367)	20,836	14,212	38,734

Income tax expense		6,000	2,000	10,000

Net income (loss)	$(1,367)	$14,836	$12,212	$28,734

Net income (loss) per common share
basic and diluted	$ ( .0001)	$.0007	$.0006	$.0014

Weighted average common
shares outstanding	21,244,114	21,244,114	21,244,114	21,244,114

See Note to Financial Statements.

STATEMENT 3
E CASH, INC. (Forormerly Avery Sports Turf, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005
	(Unaudited)	(Unaudited)
Operating activities:
Net income	$12,212	$28,734

Adjustments to reconcile net income to net cash
provided by operating activities:

Depreciation	2,280	2,280

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	2,219	(3,289)
Decrease in accrued expenses	(2,290)	(2,610)
Increase (decrease) in income taxes payable	(8,074)	9,000
Net cash provided by operating activities	6,347	34,115

Financing activities:
Payments on loans from related parties, net	(16,993)	(55,719)

Net cash used in financing activities	(16,993)	(55,719)

Net decrease in cash and cash equivalents	(10,646)	(21,604)

Cash and cash equivalents, beginning of period	89,374	89,517

CASH AND CASH EQUIVALENTS, END OF PERIOD	$78,728	$67,913

Supplemental cash flow disclosures:

Taxes paid	$10,074	$1,000

See Note to Financial Statements.

STATEMENT 4
E CASH, INC.
(Formerly Avery Sports Turf, Inc.)

STATEMENT OF STOCKHOLDERS' EQUITY
SEPTEMBER 30, 2006
(Unaudited)

			Additional	Retained	Total
	Common Stock		Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)

Balance, March 31, 2004	10	$1,000		$(50,615)	$(49,615)
Net income for the year ended March 31, 2005				38,090	38,090
	10	1,000	-0-	(12,525)	(11,525)
Reverse Merger (Note 1)
Exchange of shares	(10)	(1,000)	$1,000
Outstanding common stock of E Cash, Inc.
(formerly Avery Sports Turf, Inc.)	497,645,600	497,645	3,729,806	(4,227,451)
Redemption of shares at merger	(496,401,486)	(496,401)	496,401
Issuance of shares on merger	20,000,000	20,000	(20,000)
Capitalization of prior losses			(4,207,207)	4,207,207
Balance, March 31, 2005	21,244,114	21,244	-0-	(32,769)	(11,525)
Net income for the year ended March 31, 2006				51,041	51,041
Balance, March 31, 2006	21,244,114	$21,244	$-0-	$18,272	$39,516

Net income for the six months
ended September 30, 2006				12,212	12,212

Balance, September 30, 2006	21,244,114	$21,244	$-0-	$30,484	$51,728

See Note to Financial Statements.

E CASH, INC. STATEMENT 5
(Formerly Avery Sports Turf, Inc.)

NOTE TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the six months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the ECash, Inc., Form 8-K filed on September 14, 2006.

Note 2 - FINCANCIAL STATEMENT PRESENTATION

The Financial Statements included herein are those of E Cash, Inc. only and not combined with account balances of Avery Sports Turf, Inc.

Item 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

We currently own and operate ATMs which are located in various retail locations within the state of New Jersey. We do not have any written contracts between our company and the various retail locations where our ATMs are located; therefore, the retail locations may terminate our services at any time. Should any of our retail locations terminate our relationship, it is our responsibility to remove the ATM from the premises.

We own, install, maintain and service all of our ATM machines. All cash dispensed from our ATMs is provided directly from our company and our machines are replenished by us on a weekly or bi-weekly basis. We pay each of our business locations a fee equal to 10% - 15% of each surcharge fee charged for transactions at the ATM machine. Our ATMs are electronically connected to major financial institutions via a transaction processing network. When a customer uses his or her debit or credit card in our ATM, the network validates the customer’s card and password and verifies the availability of the funds requested by the customers. Once the approval process is complete, the ATM dispenses the cash requested to the customers and the network charges the agreed upon fees to the customers account. Customers using our ATMs incur a transaction charge ranging from $1.50 to $6.75. Our transaction charges are determined primarily by the location of the ATM.

Our revenues consist of interchange and surcharge fees which are assessed to each customer on a transaction by transaction basis. A surcharge fee is a charge assessed to the customer for use of the ATM. An interchange fee is the fee we receive from the cardholder’s bank for processing a transaction on behalf of their customer. On average, we receive approximately $2.50 per transaction as a surcharge fee at our ATM locations. We receive an interchange fee of $0.35 per transaction. Since we do not issue our own ATM cards, we receive a surcharge and interchange fee for each transaction effected on our ATM machines.

The most effective way for us to increase our ATM network is to acquire companies which operate existing networks which have machines, staff and funding in place. Our ideal target company would have an existing ATM network in place and operational in the New York - New Jersey tri-state area; however, we will consider other opportunities in other areas of the United States. Additionally, we are considering acquiring technologies to increase customer convenience and allow us to offer other services to our customers, such as internet access, bill payment services, phone cards and purchase of other goods and services through the use of our ATM machines. We intend to continue exploring all such opportunities both in the short and long term.

We are also looking to expand our ATM network through increased marketing activities primarily in the northeastern United States. We hope that our efforts assist us in acquiring new business partners through both individual arrangements and multiple location contracts with chain stores. If we are successful in expanding our ATM network in this manner, we will have to purchase or lease additional ATM machines to fulfill our obligations as well as increase our staff or engage subcontractors to assist in the installation and maintenance of the ATM machines. Additionally, we would have to establish lines of credit with financial institutions to provide cash for the additional machines. Expanding our ATM network in this manner would require us to expand our operations significantly and necessitate additional capital to support such an expansion.

Liquidity and Capital Resources

Our revenues consist of interchange and surcharge fees which are assessed to each customer on a transaction by transaction basis. While the surcharge fee we assess to each transaction varies from $1.50 to $6.75 depending upon the location of the ATM, on average, we receive approximately $2.50 per transaction as a surcharge fee at our ATM locations. We also earn additional revenues of approximately $0.35 per transaction from the interchange fees we charge financial institutions for processing their customer’s transaction. Our total revenues provide us with adequate capital to operate our business and fund our current ATM machines; however, as our network expands, we will need additional capital to fund our operations.

For each additional location we add to our ATM network, we must purchase or lease a new machine, install and maintain that machine and replenish the cash in the ATM on a weekly or bi-weekly basis depending upon the frequency of use of the machine. New ATM machines cost between $3,500 - $7,000 per unit. If our network should expand significantly or extend outside of New Jersey, we will need to hire additional personnel to service the ATMs and manage the operation of these machines. We do not believe that our current cash flow would be adequate to sustain significant growth and therefore, we would need to acquire additional capital to fund such expansion and establish a line of credit to supply and maintain adequate cash in each of the ATM machines. In the event we are successful in acquiring an existing ATM company, the additional personnel, infrastructure and lines of credit may be in place which would eliminate the need to acquire additional personnel and support the Company. However, we may need capital to finance the acquisition of an ATM company.

The amount of additional capital we may require to implement our business plan will depend upon the rate of expansion of our ATM network as well as the geographic location of our newly acquired ATM locations. The manner in which we expand our network (i.e. by individual or multiple location contracts verses acquisition of an established network) will also dictate the amount and type of capital we will need. Depending upon the circumstances, we may seek to raise the capital or pay for acquisitions through offerings of securities, loans from banks or other financial institutions or through loans from our controlling stockholder or from other sources. We have no funding commitments from any third parties at this time. Unavailability of financing may require us to delay, scale back or eliminate certain of our plans and may limit our ability to expand our ATM Company.

Results of Operations

Three months ended September 30, 2006 compared to September 30, 2005

The following table summarizes the results of our operations for the three months ended September 30, 2006 and 2005 and provides information regarding the dollar and percentage increase or (decrease) from the 2006 fiscal year to 2005 fiscal year:

	9/30/06	9/30/05	Increase	Percentage
			(Decrease)	Increase
				(Decrease)

Revenues	$28,572	$35,371	$(6,799)	(19%)
Net income (loss)	(1,367)	14,836	(16,203)	(110%)
Operating expenses	4,711	906	3,805	420%
SGA expense	24,088	12,489	11,599	93%

The decrease in revenues in the amount of $6,799 or 19% is mainly attributable to less ATM transactions.

The decrease in net income of $16,203 or 110% is mainly attributable to the aforementioned decrease in revenues coupled with an increase in professional fees.

Operating expenses increased $3,805 or 420%. This increase is mostly attributable to the upgrading of the ATM machines.

The increase in SGA expense of $11,599 or 93% is due to additional professional fees incurred in 2006.

Six months ended September 30, 2006 compared to September 30, 2005

The following table summarizes the results of our operations for the six months ended September 30, 2006 and 2005 and provides information regarding the dollar and percentage increase or (decrease) from the current six month period to the prior six month period:

	9/30/06	9/30/05	Increase	Percentage
			(Decrease)	Increase
				(Decrease)

Revenues	$52,677	$62,990	$(10,313)	(16%)
Net income	12,212	28,734	(16,522)	(57%)
Operating expenses	7,542	4,105	3,437	84%
SGA expenses	28,643	17,871	10,772	60%

The decrease in revenues of $10,313 or 16% is mainly attributable to less ATM transactions.

The decrease in net income of $16,522 or 57% was mainly attributable to the aforementioned decrease in revenues coupled with an increase in professional fees.

The increase in operating expenses of $3,437 or 84% is mostly attributable to the upgrading of the ATM machines.

The increase of SGA expense of $10,772 or 60% is due to additional professional fees incurred in 2006.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Inflation

Our business, revenues and operating results are not affected in any material way by inflation.

Item 3 Controls and Procedures

(a) Disclosure Controls. As of the end of the period covered by this report, with the participation of our chief Executive Officer who is also our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of such period, our disclosure controls and procedures were effective as of the period covered by this report in timely alerting them to material information relating to ECASH, Inc. required to be disclosed in our periodic reports with the Securities and Exchange Commission. In addition, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of such period, our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There were no changes in our disclosure controls during the period covered by the Report on Form 10-QSB.

Completion of Acquisition

On September 9, 2006 ECash Inc., a Delaware Corporation formerly as Avery Sports Turf, Inc. acquired all of the  issued and outstanding shares of ECash, Inc., a New Jersey Corporation (ECNJ), in exchange for Twenty Million (20,000,000) post reversed stock split shares of commons stock, par value $.001, of the company. The transaction was consummated in accordance with the terms of a share exchange agreement, dated as of March 27, 2006 by and among Avery Sports Turf, Inc., ECNJ and Richard Schaefer, the sole share holder and owner of record of all the  outstanding capital stock of ECNJ.

All of the company exchange shares were issued at the closing in accordance with an exemption of registration requirements under Section 4(2) of the Securities Act of 1933 as amended. The company exchanged shares may not be transferred, sold or otherwise disposed of unless registered in accordance with the Securities Act or transferred in accordance with an exemption of the Securities Act. Mr. Schaefer has not been granted any registration rights with respect to the company exchange shares.

Prior to the Exchange Agreement, the Company's common stock traded on the OTCBB under the symbol AVST. As a condition to the consummation of the Share Exchange, the company changed its name from Avery Sports Turf, Inc. to ECash, Inc., effective May 8, 2006 whereupon the company commenced trading on the OTCBB under the symbol ECAS. As a further condition to closing, the company effectuated a one for four hundred reverse stock split of its common stock which was approved by its stockholders on May 22, 2006 which reduced the total and outstanding shares of the common stock of the company 497,604,800 to 1,244,114, before the issuance of the Company Exchange Shares to Schaefer. The company's trading symbol then again changed to ECSI on the OTCBB.

Item 5  ECNJ

ECNJ wholly owned subsidiary was incorporated under the laws of the State of New Jersey on April 19, 1999 and is engaged in the business of owning and operating free standing Automated Teller Machines (ATM's) in non-banking retail locations in the State of New Jersey.

PART II

OTHER INFORMATION

Item 1 Legal Proceedings

Neither the company nor ECNJ is a part to any material legal proceedings, nor is either of them aware of any circumstances that may lead a third party to initiate proceedings against it.

Item 2 Unregistered Sales of Securities and Use of Proceeds

On September 9, 2006 ECash Inc., a Delaware Corporation formerly as Avery Sports Turf, Inc. acquired all of the  issued and outstanding shares of ECash, Inc., a New Jersey Corporation (ECNJ), in exchange for Twenty Million (20,000,000) post reversed stock split shares of commons stock, par value $.001, of the company. The transaction was consummated in accordance with the terms of a share exchange agreement, dated as of March 27, 2006 by and among Avery Sports Turf, Inc., ECNJ and Richard Schaefer, the sole share holder and owner of record of all the  outstanding capital stock of ECNJ.

All of the company exchange shares were issued at the closing in accordance with an exemption of registration requirements under Section 4(2) of the Securities Act of 1933 as amended. The company exchanged shares may not be transferred, sold or otherwise disposed of unless registered in accordance with the Securities Act or transferred in accordance with an exemption of the Securities Act. Mr. Schaefer has not been granted any registration rights with respect to the company exchange shares.

Item 3 Defaults Upon Senior Securities

None

Item 4 Submission of Matters to a Vote of Security Holders

In the merger between Avery Sports Turf, Inc. with E Cash, Inc., details of which were disclosed in a Form 8/K, filed September 14, 2006, the Board and the Shareholders by written consent voted to approve the merger, and a Preliminary Schedule 14C was filed on August 1, 2006 and August 9, 2006. The Company received comments on the filing from the SEC. The Company intends to respond to the SEC comments, and amend the preliminary Schedule 14C as necessary and to file and mail the schedule to the shareholders in accordance with the applicable laws, rules and regulations.

Item 5 Other Information

None

Item 6 Exhibits

(a)	Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 135

____________________

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ECASH, INC.

Date: November 27, 2006	By:	/s/ Richard Schaefer
Richard Schaefer Chief Executive Officer and President