Form 10QSB
period 2006-12-31
ECASH, INC
filed 2007-02-20
CIK 1083638

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER: 000-161570

ECASH, INC.
(Exact name of Small Business Issuer as Specified in its Charter)

DELAWARE	52-2171803
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification No.)

28 Baiting Place Road, Farmingdale, New York 11735
(Address of Principal Executive Offices)

(516) 318-0583
(Issuer's Telephone Number, Including Area Code)

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Issuer had 1,244,114 shares of common stock issued and outstanding as of February 10, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ECASH, INC.

FORM 10-QSB

For the Quarter Ended December 31, 2006

Index
PART I	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Balance Sheets as at December 31, 2005
	and December 31, 2006 (unaudited for December 31, 2006)	1

	Condensed Consolidated Statements of Income for the three and nine
	month periods ended December 31, 2006 and 2005 (unaudited)	2

	Condensed Consolidated Statements of Stockholders' Equity as of
	December 31, 2005 and for the nine months ended December 31, 2006
	(unaudited for December 31, 2006)	3

	Consolidated Statements of Cash Flows for the nine month
	periods ended December 31, 2006 and 2005 (unaudited)	5

	Notes to Consolidated Financial Statements	4

Item 2	Management's Discussion and Analysis or Plan of Operation	7

Item 3	Controls and Procedures	10

PART II
Item 1	Legal Proceedings	11
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3	Defaults Upon Senior Securities	12
Item 4	Submission of Matters to a Vote of Security Holders	12
Item 5	Other Information	12
Item 6	Exhibits	12
Signatures		13
Certifications

   E CASH, INC.
(Formerly Avery Sports Turf, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 2006 (Unaudited) AND MARCH 31, 2006

	December 31,	March 31,
	2006	2006
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$125,749	$89,374
Accounts receivable	13,850	10,969
Total current assets	139,599	100,343

Property and equipment, at cost:
Equipment - ATMs	103,512	103,512
Less, accumulated depreciation	(102,372)	(98,952)
Totals	1,140	4,560

TOTALS	$140,739	$104,903

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued expenses		$2,290
Loans payable to related parties	$56,821	47,692
Income taxes payable	19,631	15,405
Total current liabilities	76,452	65,387

Stockholders' equity:
Common stock, authorized 500,000,000 shares;
par value - $.001; 21,244,114 shares issued and outstanding	21,244	21,244
Retained earnings	43,043	18,272
Total stockholders' equity	64,287	39,516

TOTALS	$140,739	$104,903

See Notes to Financial Statements.

 E CASH, INC.
(Formerly Avery Sports Turf, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
ATM fees	$50,744	$30,908	$96,631	$93,898

Processing fees	-		6,790
Totals	50,744	30,908	103,421	93,898

Expenses:
Operating expenses	1,810	2,197	9,352	6,302

Selling, general and administrative expenses	31,235	13,559	59,878	31,430

Depreciation	1,140	1,140	3,420	3,420

Totals	34,185	16,896	72,650	41,152

Income from operations	16,559	14,012	30,771	52,746

Income tax expense	4,000	2,000	6,000	12,000

Net income	$12,559	$12,012	$24,771	$40,746

Net income per common share
(basic and diluted)	$0.0006	$0.0006	$0.0012	$0.0019

Weighted average common
shares outstanding	21,244,114	21,244,114	21,244,114	21,244,114

See Notes to Financial Statements.

 E CASH, INC.
(Formerly Avery Sports Turf, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
	(Unaudited)	(Unaudited)
Operating activities:
Net income	$24,771	$40,746

Adjustments to reconcile net income to net cash
provided by operating activities:

Depreciation	3,420	3,420

Changes in assets and liabilities:
Increase in accounts receivable	(2,881)	(4,685)
Decrease in accrued expenses	(2,290)	(2,610)
Increase in income taxes payable	4,226	7,600
Net cash provided by operating activities	27,246	44,471

Financing activities:
Loans from (to) related parties, net	9,129	(52,821)

Net cash provided by (used in) financing activities	9,129	(52,821)

Net increase (decrease) in cash and cash equivalents	36,375	(8,350)

Cash and cash equivalents, beginning of period	89,374	89,517

CASH AND CASH EQUIVALENTS, END OF PERIOD	$125,749	$81,167

Supplemental cash flow disclosures:

Taxes paid	$1,774	$1,000

See Notes to Financial Statements.

E CASH, INC.
(Formerly Avery Sports Turf, Inc.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
DECEMBER 31, 2006
(Unaudited)

			Additional	Retained	Total
	Common Stock		Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)

Balance, March 31, 2004	10	$1,000		$(50,615)	$(49,615)
Net income for the year ended March 31, 2005				38,090	38,090
	10	1,000	-0-	(12,525)	(11,525)
Reverse Merger (Note 1)
Exchange of shares	(10)	(1,000)	$1,000
Outstanding common stock of E Cash, Inc.
(formerly Avery Sports Turf, Inc.)	497,645,600	497,645	3,729,806	(4,227,451)
Redemption of shares at merger	(496,401,486)	(496,401)	496,401
Issuance of shares on merger	20,000,000	20,000	(20,000)
Capitalization of prior losses			(4,207,207)	4,207,207
Balance, March 31, 2005	21,244,114	21,244	-0-	(32,769)	(11,525)
Net income for the year ended March 31, 2006				51,041	51,041
Balance, March 31, 2006	21,244,114	$21,244	$-0-	$18,272	$39,516

Net income for the nine months
ended December 31, 2006				24,771	24,771

Balance, December 31, 2006 (Unaudited)	21,244,114	$21,244	$-0-	$43,043	$64,287

See Notes to Financial Statements.

E CASH, INC.
(Formerly Avery Sports Turf, Inc.)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the ECash, Inc., Form 8-K filed on September 14, 2006.

NOTE B - FINANCIAL STATEMENT PRESENTATION

The condensed consolidated financial statements included herein are those of E Cash, Inc. only and not combined with account balances of Avery Sports Turf, Inc.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in its condensed consolidated balance sheet. Under SFAS No. 158, actuarial gains and losses and prior service costs or credits that have not yet been recognized through earnings as net periodic benefit cost will be recognized in other comprehensive income, net of tax, until they are amortized as a component of net periodic benefit cost. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006 and shall not be applied retrospectively. The Company believes at this time that the adoption of SFAS No. 158 will not have a material impact on its condensed consolidated financial statements as the Company does not have any defined benefit pension or other postretirement plans.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 does not change the guidance in SAB No. 99, “Materiality,” when evaluating the materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB No. 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company believes at this time that the adoption of SAB No. 108 will not have a material impact on its condensed consolidated financial statements.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

We currently own and operate ATMs which are located in various retail locations within the state of New Jersey. We do not have any written contracts between our company and the various retail locations where our ATMs are located; therefore, our business partners may terminate our services at any time. Should any of our retail locations terminate our relationship, it is our responsibility to remove the ATM from the premises.

We own, install, maintain and service all of our ATM machines. All cash dispensed from our ATMs is provided directly from our company and our machines are replenished by us on a weekly or bi-weekly basis. We pay each of our business partners a fee equal to 10% - 15% of each surcharge fee charged for transactions at the ATM machine. Our ATMs are electronically connected to major financial institutions via a transaction processing network. When a customer uses his or her debit or credit card in our ATM, the network validates the customer’s card and password and verifies the availability of the funds requested by the customers. Once the approval process is complete, the ATM dispenses the cash requested to the customers and the network charges the agreed upon fees to the customers’ account. Customers using our ATMs incur a transaction charge ranging from $1.50 to $6.75. Our transaction charges are determined primarily by the location of the ATM.

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

We are also looking to expand our ATM network through increased marketing activities primarily in the northeastern United States. We hope that our efforts assist us in acquiring new business partners through both individual arrangements and multiple location contracts with chain stores. If we are successful in expanding our ATM network in this manner, we will have to purchase or lease additional ATM machines to fulfill our obligations as well as increase our staff or engage subcontractors to assist in the installation and maintenance of the ATM machines. Additionally, we would have to establish lines of credit with financial institutions to prove cash for the additional machines. Expanding our ATM network in this manner would require us to expand our operations significantly and necessitate additional capital to support such and expansion.

Liquidity and Capital Resources

Our revenues consist of interchange and surcharge fees which are assessed to each customer on a transaction by transaction basis. While the surcharge fee we assess to each transaction varies for $1.50 to $6.75 depending upon the location of the ATM, on average, we receive approximately $2.50 per transaction as a surcharge fee at our ATM locations. We earn additional revenues of approximately $0.35 per transaction from the interchange fees we charge financial institutions for processing their customer’s transaction. Our total revenues provide us with adequate capital to operate our business and fund our current ATM machines; however, as our network expands, we will need additional capital to fund our operations.

For each additional location we add to our ATM network, we must purchase a new machine, install and maintain that machine and replenish the cash in the ATM on a weekly or bi-weekly basis depending upon the frequency of use of the machine. New ATM machines cost between $3,500 - $7,000 per unit. If our network should expand significantly or extend outside of New Jersey, we will need to hire additional personnel to service the ATMs and manage the operation of these machines. We do not believe that our current cash flow would be adequate to sustain significant growth and therefore, we would need to acquire additional capital to fund such expansion and establish a line of credit to supply and maintain adequate cash in each of the ATM machines. In the event we are successful in acquiring an existing ATM company, the additional personnel, infrastructure and lines of credit may be in place which would eliminate the need to acquire additional personnel and support the Company. However, we may need capital to finance the acquisition of an ATM company.

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

Results of Operations

Three months ended December 31, 2006 compared to December 31, 2005

The following table summarizes the results of our operations for the three months ended December 31, 2006 and 2005 and provides information regarding the dollar and percentage increase or (decrease) from the 2006 fiscal year to 2005 fiscal year:

			Increase/	Percentage
	12/31/06	12/31/05	(Decrease)	Increase/Decrease

Revenues	$50,744	$30,908	$19,836	64%
Net income	12,559	12,012	547	5%
Operating expenses	1,810	2,197	(387)	(18%)
SGA expense	31,235	13,559	17,676	130%

The increase in revenues in the amount of $19,836 or 64% is mainly attributable to increased ATM Transactions.

The increase in net income of $547 or 5% is mainly attributable to the aforementioned increase in revenues.

Operating expenses during the quarter decreased to $387 or 18%. This decrease is mostly attributable to the efficiency of operations achieved due to upgrading of the ATM machines.

The increase in SGA expense of $17,676 or 130% is due to additional professional fees incurred in 2006.

Nine months ended December 31, 2006 compared to December 31, 2005

The following table summarizes the results of our operations for the nine months ended December 31, 2006 and 2005 and provides information regarding the dollar and percentage increase or (decrease) from the current nine month period to the prior nine month period:

			Increase/	Percentage
	12/31/06	12/31/05	(Decrease)	Increase/Decrease

Revenues	$103,421	$93,898	$9,523	10%
Net income	24,771	40,746	(15,975)	(39)%
Operating expenses	9,352	6,302	3,050	48%
SGA expense	59,878	31,430	28,448	91%

The increase in revenues in the amount of $9,523 or 10% is mainly attributable to increased ATM Transactions.

The decrease in net income of $15,975 or 39% despite the increase in revenues is mainly attributable to the increase in operating and SGA expenses as explained below.

Operating expenses increased to $3,050 or 48%. Despite the decrease in operating expenses during the quarter, the overall operating expenses for the nine month period remained high due to upgrading of the ATM machines during the year.

The increase in SGA expense of $28,448 or 91% is due to additional professional fees incurred in 2006.

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

Item 3 - Controls and Procedures

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

Item 5 Other Information

None

Item 6 Exhibits

(a)	Exhibits

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 135

*As previously filed in the 10-QSB for quarterly period ended September 30, 2006.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ECASH, INC.

Date: February 20, 2007	By:	/s/ Richard Schaefer
Richard Schaefer Chief Executive Officer and President