Form 10KSB
period 2007-03-31
ECASH, INC
filed 2007-07-16
CIK 1083638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2007

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from N/A to N/A
Commission File Number:  0-161570

ECash, Inc.
(Name of small business issuer as specified in its charter)

Delaware	52-2171803
State of Incorporation	IRS Employer Identification No.

402 West Broadway, 26th Floor, San Diego, CA  92101
(Address of principal executive offices)

Registrant's telephone number, including Area Code: (619-564-7100)
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 Par Value

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES ☒                NO ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes o No x

Registrant’s revenues for the most recent fiscal year were $127,338

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on July 3, 2007, was approximately $4,857,557.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, but are not limited to, statements regarding future events and the Company’s plans and expectations.  Actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-KSB or incorporated herein by reference, including those set forth in Management’s Discussion and Analysis or Plan of Operation.

Overview

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

On December 19, 2003 the Company entered into an agreement with George Avery, Jural Avery and Avery Georgia to purchase certain of the assets of Avery Georgia, including a building, and equipment at its location in Rome, Georgia.; The agreement includes the rights to use a certain patent held by Mr. Avery and the continued services of Mr. Avery as a consultant in the production of turf products.  In connection with this transaction, the Company assumed a first mortgage indebtedness encumbering the property, with a remaining balance due as of the date of this agreement of approximately $212,000.  Also, the Company paid a deposit of $30,000 and issued a promissory note to the sellers in the amount of $200,000 as additional consideration toward the total purchase price for the assets acquired in this transaction of $470,000.

In December, 2005, the Company elected to discontinue the manufacturing portion of its artificial turf business.  The competitive nature and capital equipment costs necessary to be a competitive manufacturer did not fit with the future of the Company and its ability to survive. The Company has accordingly disposed of the building, equipment and inventory that were used in the manufacturing process.

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

During March 31, 2006 the Company ceased the manufacturing and sales of artificial turf products.  The Company has previously been engaged in the business of distributing artificial grass surfaces (sometimes known as “artificial turf”) for commercial, athletic, residential and child care applications.

On September 9, 2006 ECash Inc., a Delaware Corporation formerly as Avery Sports Turf, Inc. acquired all of the  issued and outstanding shares of ECash, Inc., a New Jersey Corporation (“ECNJ”), in exchange for Twenty Million (20,000,000) post reversed stock split shares of common stock, par value $.001, of the company. The transaction was consummated in accordance with the terms of a share exchange agreement, dated as of March 27, 2006 by and among Avery Sports Turf, Inc., ECNJ and Richard Schaefer, the sole shareholder and owner of record of all the outstanding capital stock of ECNJ.

All of the company exchange shares were issued at the closing in accordance with an exemption of registration requirements under Section 4(2) and Regulation D of the Securities Act of 1933 as amended. The company exchanged shares may not be transferred, sold or otherwise disposed of unless registered in accordance with the Securities Act or transferred in accordance with an exemption of the Securities Act. Mr. Schaefer has not been granted any registration rights with respect to the company exchange shares.

Prior to the Exchange Agreement, the Company's common stock traded on the OTCBB under the symbol AVST. As a condition to the consummation of the Share Exchange, the company changed its name from Avery Sports Turf, Inc. to ECash, Inc., effective May 8, 2006 whereupon the company commenced trading on the OTCBB under the symbol ECAS. As a further condition to closing, the company effectuated a one for four hundred reverse stock split of its common stock which was approved by its stockholders on May 22, 2006 which reduced the total outstanding shares of the common stock of the company from 497,604,800 shares to 1,244,114 shares, before the issuance of the Company Exchange Shares to Schaefer. The company's trading symbol then again changed to ECSI on the OTCBB.

ECNJ wholly owned subsidiary was incorporated under the laws of the State of New Jersey on April 19, 1999 and is engaged in the business of owning and operating free standing Automated Teller Machines (ATM's) in non-banking retail locations in the State of New Jersey.

On March 1, 2007, the Company entered into an Agreement and Plan of Merger, by and among ECash, Inc., a Delaware corporation (“Company”), ECSI Acquisition Corp., a Florida corporation (“Acquisition Corp.”), and Clarity Imaging International, a Texas corporation (“Clarity”).  The closing of this transaction took place in June 2007 when there was a final delivery of stock and cash.

As part of this two pronged Agreement, Acquisition Corp. was merged with and into Clarity at which time the separate legal existence of Acquisition Corp. ceased and Clarity became the surviving corporation in the First Merger.  Clarity then merged with and into the Company (sometimes hereinafter referred to as the “Surviving Corporation”), and thereafter the separate existence of Clarity ceased to exist and at which time the Company succeeded to all of the rights, privileges, powers and property, including, without limitation, all rights, privileges, franchises, patents, trademarks, licenses, registrations, bank accounts, contracts, patents, copyrights and other assets of every kind and description of Clarity and continued its corporate existence under the laws of the State of Delaware.

Additional Information

ECash files reports and other materials with the Securities and Exchange Commission.  These documents may be inspected and copied at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549.  You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company’s executive office is located in San Diego, CA. The corporate headquarter office consists of 3,193 square feet and is located in downtown San Diego.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company. There are no material proceedings to which any director, officer or affiliate of the Company or security holder is a party adverse to the Company or has a material interest adverse to the Company.

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

In the merger between Clarity Imaging International, Inc. with E Cash, Inc., details of which were disclosed in a Form 8/K, filed June 6, 2007, the Board and the Shareholders by written consent voted to approve the merger, and a Preliminary Schedule 14C was filed on May 24, 2007. The Company received comments on the filing from the SEC. The Company intends to respond to the SEC comments, and amend the preliminary Schedule 14C as necessary and to file and mail the schedule to the shareholders in accordance with the applicable laws, rules and regulations.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Ecash common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Electronic Bulletin Board) and can be accessed on the Internet at www.otcbb.com under the symbol “ECSI.”

At June 30, 2007, there were 20,326,078 shares of common stock of Ecash outstanding and there were approximately 165 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for ECash’s common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

FISCAL 2007	HIGH BID	LOW BID

Quarter Ended March 31 2007	$1.50	$1.01

Quarter Ended December 31, 2006	.80	.75

Quarter Ended September 30, 2006	.80	.70

Quarter Ended June 30, 2006	1.08	.98

FISCAL 2006	HIGH BID	LOW BID

Quarter Ended March 31, 2006	$1.55	$1.08

Quarter Ended December 31, 2005	1.60	1.00

Quarter Ended September 30, 2005	1.00	.98

Quarter Ended June 30, 2005	4.40	3.98

ECash has never paid dividends on any of its common stock shares. ECash does not anticipate paying dividends at any time in the foreseeable future and any profits will be reinvested in ECash’s business.  ECash’s Transfer Agent and Registrar for the common stock is Continental Transfer and Trust in New York, NY

Sale of Unregistered Securities

Year Ended 2007	Stock issued	Cash Received	Stock issued	Stock Cancelled
	for Cash		in Acquisition	in Acquisition
April 5, 2007	-	-	4,165,500
June 8, 2007	-		16,032,464
June 28, 2007	-	-	-	(21,116,000)
Total Issued/Cancelled	-	-	20,197,964	(21,116,000)

During the year ended March 31, 2007 the Company did not issue any common shares.  In April and June of 2007, the Company issued 20,197,964 shares of its common stock in an acquisition of Clarity Imaging International, Inc.  The Company further cancelled 21,116,000 shares of common stock pursuant to the agreement for the acquisition of Clarity which closed in June 2007with the final delivery of all common stock in accordance with the agreement.

Transfer Agent

Our transfer agent is Continental Stock Transfer & Trust Company. Its address is 17 Battery Place, New York, NY  10004.

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended March 31, 2007. Our board of directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Management’s discussion and analysis contains statements that are forward-looking and involve risks and uncertainties.  Several factors could cause actual results to differ materially from those described in such forward-looking statements.  This includes the Company’s ability to manage growth, involvement in litigation, competition in the health electronic transaction processing, ongoing contractual relationships, dependence upon key personnel, changes in customer demand for products and services, and the adoption of new, or changes in, accounting policies, practices and estimates and the application of such policies, practices, and estimates, and federal and state governmental regulation, specifically in the areas of electronic transaction processing in the health care industries.

The following financial data should be read in conjunction with the consolidated financial statements of ECash and related notes and other financial information appearing elsewhere in this report.

Statement of Operations Data
	Years Ended March31	Years Ended March 31

	2007	2006

Revenues	$-	$-
Operating and Other Expenses	-	-
Discontinued Operatoins	(89,286)	51,041
Net Loss	$(89,286)	$51,041

Balance Sheet Data:
	Years Ended March 31	Years Ended March 31

	2007	2006

Current Assets	$-	$100,343
Total Assets	-	104,903
Current Liabilities	49,770	65,387
Non Current Liabilities	-	-
Total Liabilities	49,770	65,387
Working Capital (Deficit)	(49,770)	34,956
Shareholders'Equity (Deficit)	$(49,770)	$39,516

The Company has declared no common stock dividends since its inception.

RESULTS OF OPERATIONS

     Fiscal Year End March 31, 2007 Compared to Fiscal Year End March 31, 2006

Discontinued Operations for Fiscal 2007 decreased to $(89,286) from $51,041 during Fiscal 2006.  This decrease in discontinued operations is from the increase in general and administrative expenses of the discontinued ATM transaction activity.  The company was winding down of the operations in fiscal 2006 and as part of discussions that led to the Agreement and Plan of Merger with Clarity Imaging International, Inc. on March 1, 2007.  The acquisition of Clarity Imaging International, Inc. closed in June 2007with the final delivery of all cash and stock certificates.

As of March 31 2007, ECash had a federal net operating loss carry forward of $71,014, expiring from 2007 to 2025.  ECash has a state net operating loss carry forward of $50,514, expiring from 2007 to 2012.  The company paid income taxes of $1,774 in 2007 and $550 in 2006.  The net operating losses expire at the required period of 15 years from when they have been generated.  The company does not expect to utilize the net operating loss and therefore had not made a provision for the assets.

LIQUIDITY AND CAPITAL RESOURCES

Cash used and provided in discontinued operating activities for Fiscal 2007 was ($46,952) compared to $63,929 for Fiscal 2006.  The Company’s primary source of cash is the fees generated from the consumer’s use of ATM machines. The company discontinued operations in 2007 and 2006 from discussions that led to an Agreement and Plan of Merger with Clarity Imaging International, Inc.

Cash used by financing activities was ($47,692) in Fiscal 2007, compared to ($64,072) for Fiscal 2006.  Financing activities primarily consisted of proceeds from the advances and payments to affiliates during the fiscal period.

Other Considerations

There are numerous factors that affect the business and the results of its operations.  Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for product services, the level and intensity of competition in the healthcare electronic transaction processing industry, and the ability to develop new services based on new or evolving technology and the market's acceptance of those new services, the Company’s ability to timely and effectively manage periodic product transitions, the services, customer and geographic sales mix of any particular period, and our ability to continue to improve our infrastructure including personnel and systems to keep pace with the Company’s anticipated rapid growth.

ITEM 7.  FINANCIAL STATEMENTS

ECASH, INC.

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARLIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

Board of Directors
ECash, Inc.
San Diego, CA

We have audited the accompanying consolidated balance sheet of ECash, Inc. and Subsidiaries as of March 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2007.  These Financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to, perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express not such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of the Company as of March 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the consolidated financial statements, the Company has incurred cumulative losses of $71,014 since inception, has no assets, and there are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note A.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Meyler & Company, LLC

Middletown, NJ
July 13, 2007

ECASH, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2007	2006

ASSETS:

CURRENT ASSETS
Cash - operating		$1,543
Cash in ATM machines		87,831
Accounts Receivable	-	10,969

Total current assets	-	100,343

PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $103,512 and $98,952 respectively.	-	4,560

TOTAL ASSETS	-	$104,903

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

CURRENT LIABILITIES:
Accrued Expenses	$44,500	$2,290
Bank Overdraft	5,270
Loans payable - related parties		47,692
Income taxes payable		15,405
Total current liabilities	49,770	65,387

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 500,000,000 shares authorized,
21,244,114 issued and outstanding	21,244	21,244
Paid in capital	-	-
Accumulated deficit	(71,014)	18,272
Total stockholders' equity (deficit)	(49,770)	39,516

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY(DEFICIT)	$-	$104,903

The accompanying notes are an integral part of these consolidated financial statements.

 ECASH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended March 31,
	2007	2006

REVENUES:
ATM Fees	$-	$-
Commissions
Total revenue	-	-

COSTS AND EXPENSES:
Operating expenses	-	-
Selling, general and administrative expenses	-	-
Depreciation	-	-
Total costs and expenses	-	-

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	-	-

DISCONTINUED OPERATIONS
Income (Loss) from Discontinued Operations (less applicable income tax expense of
$1,774 and $16,405 respectively)	(89,286)	51,041
Total Discontinued Operations	(89,286)	51,041

NET INCOME (LOSS)	$(89,286)	$51,041

NET INCOME (LOSS) PER COMMON SHARE:
Basic and diluted from discontinued operations:	$(0.01)	$0.09

Weighted Average Common Shares	21,244,114	543,189

The accompanying notes are an integral part of these consolidated financial statements.

ECASH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31 2007 AND 2006

			Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

BALANCE, MARCH 31, 2005	21,244,144	$21,244	$-	$(32,769)	$(11,525)
Net income for the year ended March 31, 2006				51,041	51,041
BALANCE, MARCH 31, 2006	21,244,144	$21,244	$-	$18,272	$39,516
Net loss for the year ended March 31, 2007				(89,286)	(89,286)
BALANCE, MARCH 31, 2007	21,244,144	$21,244	$-	$(71,014)	$(49,770)

ECASH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$(89,286)	$51,041
Income (Loss) from Discontinued Operations	(89,286)	51,041
	-	-
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	4,560	4,560
Changes in assets and liabilities:
Accounts Receivable	10,969	(6,758)
Accounts payable and Accrued Liabilities	42,210	(319)
Increase(decrease) in income taxes payable	(15,405)	15,405
Net cash provided by operating activities	42,334	12,888
Cash flows from discontinued operations	(89,286)	51,041
Net cash provided by (used in) operating activities	(46,952)	63,929

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (used in) provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from affiliates	1,250,609	1,997,584
Repayment of affiliates	(1,298,301)	(2,061,656)
Net cash provided by financing activities	(47,692)	(64,072)

DECREASE IN CASH	(94,644)	(143)
CASH, BEGINNING OF YEAR	89,374	89,517
CASH, END OF YEAR	$(5,270)	$89,374

Supplemental Disclosures
Income Taxes	$1,774	$550
Interest Paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

ECASH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31 2007

NOTE A – NATURE OF BUSINESS

E Cash, Inc. (“Company”), incorporated in April 1999, was previously in the business of operating automated teller machines (“ATMs”) which were placed in supermarkets and various retail locations not generally serviced by traditional and financial institution ATMs.  The company discontinued its operations on March 1, 2007.

REVERSE MERGER

On March 27, 2006, the Company entered into an Agreement and Plan of Reorganization with Avery Sports Turf, Inc. (“Avery”) which subsequently changed its name to Ecash, Inc. whereby Avery issued 20,000,000 shares of its common stock to acquire the Company.  Additionally, Avery authorized a 1 for 400 reverse split of its common stock prior to the merger.  The name change and reverse split became effective on May 22, 2006.  In connection wit the merger, the Company became a wholly owned subsidiary of Avery.  Prior to the merger, Avery was a non-operating “shell” corporation.  Pursuant to the Securities and Exchange Commission rules, the Merger of a private operating company into a non-operating public shell corporation, with nominal net assets, is considered a capital transaction.  At the time of the merger, the officers and directors of Avery resigned and were replaced with the officers and directors of the Company.  For financial statement presentation, the merger has been reflected in the financial statements as through it occurred on March 31, 2005.  Since the merger is a recapitalization and not a business combination, proforma information is not presented.

GOING CONCERN

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $71,014 since inception and has no assets.  Management’s plans include the seeking of a merger with another profitable company, the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to successfully merge with another company, to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does successfully merge with another company or raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.

ECASH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31 2007

Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.  There are no cash equivalents at March 31, 2007 and 2006.

Equipment and depreciation – Discontinued Operations

Equipment is stated at cost and is depreciated using the declining balance method over the estimated useful lives of the respective assets.  The estimated useful life of equipment (ATMs) is five years.  Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized.  When equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

Revenue Recognition – Discontinued Operations

The Company derives its revenue mainly from transaction fees from ATM usage, that is the number of total transactions per each location, at the agreed upon transaction rate.  Accordingly, the Company recognizes its revenue at the time of the ATM transaction.  The Company records transaction fees from ATM usage on a gross basis with commissions paid to retailers included within Operating Expenses.

Fair Values of Financial Instruments

The Company uses financial instruments in the normal course of business.  The carrying values of cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their fair value due to the short-term maturities of these assets and liabilities.

Income Taxes

The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse.  Deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Income tax provisions require the use of management judgments, which are subject to challenge by various taxing authorities.  Significant estimates used in accounting for income taxes relate to determination of taxable income and the determination of temporary differences between book and tax bases.  Temporary differences are a result of the Company preparing its corporate tax returns on the cash basis method of accounting.

Net Loss Per Common Share

The Company computes per share amounts in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings per Share”.  SFAS No. 128 requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income available to Common Stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the period.

ECASH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31 2007

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2007.  The Company is currently in the process of determining the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 does not change the guidance in SAB No. 99, “Materiality,” when evaluating the materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB No. 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company adopted SAB No. 108 for the fiscal year ended March 31, 2007.  Adoption of SAB No. 108 did not have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not determined what impact, if any, that adoption will have on the results of operations, cash flows or financial position.

NOTE C – DISCONTINUED OPERATIONS

On March 1, 2007, the Company ceased operations of its ATM business and decided to look for a merger opportunity.  The financial statements have been prepared to show the operations of the ATM business as discontinued for the years ended March 31, 2007 and 2006.

This sale has been accounted for as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  The results of operations of the ATM business for the current and prior periods have therefore been reported as discontinued operations.  Operating results for the ATM business are summarized as follows:

	For the Year ended March 31,
	2007	2006

Revenues - ATM and processing fees	$176,987	$127,338

Expenses
Operating	155,758	41,850
General and administrative	104,181	13,482
Depreciation	4,560	4,560

Total expense	264,499	59,892

Income (Loss) before income taxes	(87,512)	67,446

Provision for federal and state income taxes	1,774	16,405

Income (Loss) from discontinued operations	$(89,286)	$51,041

ECASH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31 2007

NOTE D – CASH

The Company maintains cash in the ATMs at all times. Cash in ATMs is $0 and $87,831 at March 31, 2007 and 2006, respectively.

NOTE E – EQUIPMENT

Equipment is comprised of the following at March 31,
	2007	2006
Equipment – ATM machines	$103,512	$103,512
Less accumulated depreciation	(103,512)	(98,952)
	$-	$4,560

Depreciation expense for each of the years ended March 31, 2007 and 2006 amounted to $4,560 respectively.

NOTE F – RELATED PARTY TRANSACTIONS

Loans Payable – Related Parties

Loans payable-related parties represented cash advances for working capital and ATMs, and management fees in 2006.  The previous officer and director advanced funds to pay expenses of the company.  The advances from the previous officer totaled $1,250,609 for 2007 and $1,997,584 for 2006.  The repayments to the previous officer totaled $1,298,301 in 2007 and $2,061,656 in 2006.  Loans payable to related parties was $47,692 at March 2006.  These loans are non-interest bearing and have no stated terms of repayment.  There were no loans to related parties at March 31, 2007.

ECASH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31 2007

NOTE G – INCOME TAXES

Management evaluates the probability of the utilization of the deferred income tax assets.  The Company has estimated a $71,014 deferred income tax asset at March 31 2007.  Management determined that it was not appropriate to recognize a deferred income tax asset since it is uncertain if it will generate taxable income in the future.

Federal Net operating loss carryforwards of $71,014 expire through2022.  State net operating loss carryforwards of $71,014 expire through 2012.

Income taxes for the years ended March 31, consisted of the following:

	2007		2006

Current tax (benefit) provision		$(27,914)	$16,405
Deferred tax (benefit) provision		27,914	-0-
Total income tax provision	$	- 0 -	$16,405

NOTE H – CONTINGENCIES

Insurance Coverage

The Company is self insured against loss or damage to its machines and its contents.  During the years ended March 31, 2007 and 2006, the Company suffered no such losses.

NOTE I – COMMISSIONS

Commissions paid to retailers were included within discontinued operations on the Statement of Operations amounting $30,601 and $21,213 for the years ended March 31, 2007 and 2006, respectively.

NOTE J - SUBSEQUENT EVENTS

Merger

On March 1, 2007, the Company entered into an agreement and plan of Merger, by and among E Cash, Inc. a Delaware Corporation (“Company”), ECSI Acquisition Corp., a Florida Corporation (“Acquisition Corp.”) and Clarity Imaging international, a Texas Corporation (“Clarity”). Clarity specializes in the packaging and delivery of diagnostic services and other innovative and highly leveragable health care technologies and or services. As part of the plan of merger, the Company will change its name to ClarityMD, Inc.  The Merger agreement was finalized on May 24, 2007, whereby all the officers and directors of the Company resigned and the officers of Clarity were appointed.  For accounting purposes, the merger will be treated as a reverse merger and the historical financial statements of Clarity will become the historical financial statements of the Company.  At the closing on May 24, 2007 the Company issued 20,197,964 shares of its common stock in exchange for Clarity’s common stock.  It additionally cancelled 21,116,000 of previously issued stock in connection with prior mergers.

ECASH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31 2007

Condensed pro forma unaudited condensed financial statement as at March 31, 2007 is herein provided:

BALANCE SHEET

ASSETS

Current assets	$226,552
Non-current assets	51,991

Total assets	$278,543

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities	$148,104
Non-current liabilities to affiliates	108,823
Shareholders’ equity	21,616

Total liabilities from Shareholders’ Equity	$278,543

STATEMENT OF OPERATIONS

Revenue	$847,633
Cost of Goods Sold	466,198
Expenses	402,813
Net loss	$(21,378)

Net loss per share	(.02)

Stock Option Plan

On April 16, 2007, the Company’s board of directors adopted and the shareholders approved the ClarityMD, Inc. 2007 stock option plan.  The plan permits grants to be made from time to time as non-qualified stock options or incentive stock options.  Qualified directors, officers, employees, consultants and advisors to the Company are eligible for awards.  Options are to be granted at no less than the fair market value at date of grant and generally exercisable for a period up to ten years.  The maximum number of shares to be issued under the plan is 1,000,000 shares.  To date, there have been no options issued under the plan

Forward Stock Split

On June 5, 2007, the Board of directors approved a 3:1 forward stock split which will increase the outstanding shares to 51,200,000.

Preferred Stock

On June 5, 2007, the board of directors amended the Company’s Articles of Incorporation to include 5,000,000 of Preferred Stock with rights and preferences as designated by the Board of Directors.  The Preferred Stock has a par value of $0.001 per share.

*  *  *  *  *  *

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None

Item 8A. Controls and Procedures.

a. Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) (the “Exchange Act”). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b. Changes in Internal Control over Financial Reporting

During the Quarter ended March 31, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

    None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Director and Executive Officer

On May 21, 2007, three members were elected to the Company's Board of Directors to hold office until the Company's Annual Meeting of Stockholders in 2008 or until his successor is duly elected and qualified. Their names and biographies are below:

Name	Age	Position
Michael Chermak	47	Director, Chairman, President, Secretary, Chief Executive Officer
John Relic	53	Director
Lynn Dixon	48	Director

Michael D. Chermak has been the Chief Executive Officer of Clarity since February 26, 2007 and will be appointed our Chairman of the Board of Directors of the Company on March 8, 2007.  Michael D. Chermak has been the Chairman of the Board of Directors and Chief Executive Officer of Bridgetech Holdings International, Inc. since May 2, 2005.  From June, 2004 through May, 2005, Mr. Chermak was the Chairman of the Board of Directors and Chief
Executive Officer of Retail Pilot, , a private company located in San Diego, California that marketed security devices to the retail industry.   From August 2003 to June 2004, Mr. Chermak was the Chief Executive Officer Carttronics, LLC, which made and marketed loss prevention solutions for retailers. From June 2001 to July 2002, Mr. Chermak was the chief executive officer of First Opinion Corp. which develops software used to assist healthcare providers in making differential diagnoses of patients.

John Relic is the President of Clarity, which the Company acquired in 2005 and will continue in the role for the Company.  From 1996 through the present, Mr. Relic has been a Certified Medical Practice Executive (certification through Medical Group Management Association). Mr. Relic received his Masters in Public Health-Health Services Administration from the University of California Planning.

Lynn M. Dixon is currently the President and CEO of Freedom Financial Consulting, Inc. which he joined in March of 2005.  Prior to this position, Mr. Dixon served in a variety of sales, management and executive positions for two industry leading independent leasing companies. More recently at Insight Investments, Inc he served as a senior executive from September 2003 to February 2005. Just prior to that Mr. Dixon worked at Comdisco, Inc from July 1992 to August 2003. His last position there was as EVP where he directed all IT sales and operational functions on a global basis.  In addition, Mr. Dixon was President of Comdisco’s Healthcare Division and was responsible for all aspects of the business.

Directors are elected at the Company's annual meeting of Stockholders and serve for one year until the next annual Stockholders' meeting or until their successors are elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board. The Company reimburses all Directors for their expenses in connection with their activities as directors of the Company. Directors of the Company who are also employees of the Company will not receive additional compensation for their services as directors.

BOARD OF DIRECTORS’ MEETINGS AND COMMITTEES

The Company presently does not have an audit committee, compensation committee or nominating committee.  The Company does not have an audit committee charter or a charter governing the nominating process as the management of the Company believes that until this point it has been premature at the early stage of the Company’s management and business development to form an audit, compensation or nominating committee.  However, the new management of the Company may form an audit, compensation and nominating committee in the future.  Until these committees are established, these decisions will continue to be made by the Board of Directors.  Although the Board of Directors has not established any minimum qualifications for director candidates, when considering potential director candidates, the Board considers the candidate’s character, judgment, skills and experience in the context of the needs of the Company and the Board of Directors.

The Company’s Board of Directors does not currently provide a process for stockholders to send communications to the Board of Directors as the Company management believes that until this point it has been premature given the limited liquidity of the common stock of the Company to develop such processes.  However, the new management of the Company may establish a process for stockholder communications in the future.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT 9.A. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS:

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a required class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of our company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based upon a review of the copies of such reports furnished to us and based upon written representations that no other reports were required, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2005 and subsequently.  As of March 31, 2007 to our knowledge, based upon a review of the copies of such reports furnished all Section 16(a) filings were complied.

Code of Ethics

Our board of directors adopted a code of ethics that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. The code of ethics will establish standards and guidelines to assist our directors, officers and employees in complying with both our corporate policies and with the law.

ITEM 10.  EXECUTIVE COMPENSATION

General.  The present officers and directors do not have a compensation plan executed.  Since the closing of the acquisition of Clarity Imaging International, Inc. in June 2007, Mr. Chermak is the Chief Executive Officer of the Company and serves as the director.  Mr. Chermak and Mr. Relic have not entered into an employment agreement.

Prior to the acquisition, Mr. Richard Schaffer served as the company’s Chief Executive Office and director of the company.  Mr. Schaffer did not have a formal compensation agreement with the company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table provides information known to us about the beneficial ownership of our common stock as of May 21, 2007 for: (1) each person, entity or group that is known by us to beneficially own five percent or more of our common stock; (2) each of our directors (and former directors, as applicable); (3) each of our named executive officers (and former officers, as applicable) as defined in Item 402(a)(2) of Regulation S-B; and (4) our directors and executive officers as a group. To the best of our knowledge, each stockholder identified below has voting and investment power with respect to all shares of common stock shown, unless community property laws or footnotes to this table are applicable.

The number of shares beneficially owned and the percent of shares outstanding are based on 17,066,667 shares outstanding as of May 21, 2007.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as otherwise noted below, the address of each of the shareholders in the table is 402 West Broadway, 26th Floor, San Diego, CA 92101.

Shares of Common Stock
		Beneficially Owned
Beneficial Owner	Number	Percent

Michael Chermak	835,333	5%

John Relic	835,333	5%

Lynn Dixon	28,444.1%

All such directors and executive officers as a group (3 persons)	1,699,110	10.1%

Bridgetech Holdings International, Inc.	12,390,400	72.5%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company frequently advances funds to an affiliated entity, which is also a significant shareholder of the Company.

ITEM 13.  EXHIBITS AND REPORTS.

Exhibits

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

14.1	Code of Ethics

23.	*Consent of Independent Registered Public Accounting Firm.

31.1	*Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	*Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	*Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	*Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

* filed herewith
___________________________________________________

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Meyler & Company PC for the audit of the Company’s annual financial statements, and review of financial statements included in the Company’s Form 10-KSB’s: 2005: $15,356; and 2006: $15,000

Audit-Related Fees.

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

PRE-APPROVAL POLICIES AND PROCEDURES

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

ITEM 15.  SIGNATURES.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant Date: July 16, 2007	ECash, Inc. By: /s/ Michael Chermak
Michael Chermak
Chairman, President Chief Executive Officer, Principle Financial Officer (Principle Executive Officer)