Form 10QSB
period 2007-06-30
ECASH, INC
filed 2007-08-13
CIK 1083638

U.S. Securities and Exchange Commission
Washington, D.C. 20549

____________________

FORM 10-QSB
____________________

(Mark One)
☒  Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007.

☐    Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act

For the transition period from N/A to N/A
____________________

Commission File No. 0-161570
____________________

ECash, Inc.
(Name of small business issuer as specified in its charter)

Delaware	52-2171803
State of Incorporation	IRS Employer Identification No.

402 West Broadway 26th Floor
San Diego, California 92101
(Address of principal executive offices)
(619) 564-7100
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐      No    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No    ☒

The number of shares of the issuer’s common equity outstanding as of June 30, 2007 was 20,326,078 shares of common stock.

Transitional Small Business Disclosure Format (check one):

Yes  ☐     No     ☒

ECASH, INC.
INDEX TO FORM 10-QSB FILING
FOR THE THREE MONTHS ENDED June 30, 2007 AND 2006

PART I
FINANCIAL INFORMATION

		PAGE
Item 1.	Financial Statements
	Condensed Balance Sheet
	As of June 30, 2007	3
	Condensed Statements of Operations
	For the Three months ended June 30, 2007 and 2006	4
	Condensed Statements of Cash Flows
	For the Three months ended June 30, 2007 and 2006	5

	Notes to Condensed Financial Statements	6 - 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12 - 18

Item 3.	Control and Procedures.	18-19

PART II
OTHER INFORMATION

CERTIFICATIONS

Exhibit 31 – Management certification	20-24

Exhibit 32 – Sarbanes-Oxley Act	20-24

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ECASH, INC.
CONDENSED BALANCE SHEET

June 30,
2007
(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-
Accounts receivable net of allowance for bad debt	23,764
Inventory	64,800
Total current assets	88,564

Property and equipment - net	6,450

TOTAL ASSETS	$95,014

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$91,234
Bank overdraft	3,461
Notes payable - affiliate	451,254
Total current liabilities	545,949

Total liabilities	545,949

STOCKHOLDERS' DEFICIT:
Common Stock, par value $.001, 500,000,000 shares authorized,	20,326
20,326,078 shares issued at June 30, 2007
Additional paid-in-capital	587,450
Accumulated deficit	(1,058,711)
Total stockholders' deficit	(450,935)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$95,014

The accompanying notes are an integral part of these condensed financial statements

ECASH, INC.
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

	June 30,
	2007	2006

REVENUES:
Revenues	$52,465	$-

Cost of goods sold	30,188	-

Gross profit	22,277	-

OPERATING EXPENSES:
General and administrative	449,626	47,568
Depreciation and amortization	627
Total operating expenses	450,254	47,568

OPERATING LOSS	(427,977)	(47,568)

NET LOSS	$(427,977)	$(47,568)

NET LOSS PER SHARE:
Basic:	$(0.02)	$(0.07)

Diluted:	$(0.02)	$(0.07)

Weighted Average Common Shares
Outstanding basic and diluted
Basic	20,326,078	682,535
Diluted	20,326,078	682,535

The accompanying notes are an integral part of these condensed financial statements

ECASH, INC.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$(427,977)	$(47,568)
Adjustments to reconcile net income to net cash
(used in) operating activities:
Depreciation and amortization	627	-
Reverse merger adjustment	(34,972)
Changes in assets and liabilities:
Accounts receivable	6,815	11,824
Inventory	(1,800)
Accounts payable and accrued liabilities	101,524	29,460
Bank overdraft	3,461
Prepaid expenses	(51,097)
Net cash used in operating activities	(403,418)	(6,284)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	398,300	6,284

Net cash provided by financing activities	398,300	6,284

(DECREASE) INCREASE IN CASH	(5,118)	-
CASH, BEGINNING OF QUARTER	5,119	-
CASH, END OF QUARTER	$0	$-

The accompanying notes are an integral part of these condensed financial statements

ECASH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS THREE MONTHS ENDED JUNE 30, 2007 and 2006

1.  DESCRIPTION OF BUSINESS

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

On December 2, 2002, the Company entered into an exclusive manufacturing agreement (“Output Agreement”) with George Avery (former president and director of the Company) and ECASH, INC. (“Avery Georgia”), a private entity doing business in Rome, Georgia.  During June 30, 2006 the Company ceased the manufacturing and sales of artificial turf products.

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

The reclassification of the Company's issued and outstanding Common Stock and combining them into a lesser number of shares of Common Stock at a ratio of 400:1, such that each four hundred shares of Common Stock issued and outstanding became one share of Common Stock, but no fractional shares were issued - rather, such fractional shares were rounded up to the nearest whole number, with any deficiency being assessed to the largest stockholder of the Corporation (but retaining the number and kind of the Corporation's authorized capital shares as before), effective at the close of business on May 22, 2006, (ii) approval of a transaction whereby control of the Company is acquired by the stockholders of E-Cash, Inc. ("E-Cash New Jersey"), a New Jersey corporation, pursuant to the terms of a share exchange agreement (the "Agreement") more particularly described hereinafter; and (iii) an amendment of the Company's Certificate of Incorporation, changing the Company's name to "ECash, Inc.", effective at the close of business on the day that such amended Certificate of Incorporation is filed with the Office of the Secretary of State of the State of Delaware, which was May 8, 2006.

All shares issued as of March 27, 2006 in connection with the merger are subject to 144 and are restricted.  Current management recognizes that any resales of such common shares issued in the share exchange will be issued as of the date of the merger and shall only be available for resale pursuant to a registration statement or exemption from registration pursuant to the rules and regulation of the federal securities acts.

On March 27, 2006, the Company entered into an Agreement and Plan of Reorganization with Avery Sports Turf, Inc. (“Avery”) where the Company agreed to exchange all of its issued and outstanding shares in exchange for newly issued shares of the new company.  This agreement has been approved by the Board of Directors of the Company.

On March 1, 2007, the Company entered into an Agreement and Plan of Merger, by and among ECash, Inc., a Delaware corporation (“Company”), ECSI Acquisition Corp., a Florida corporation (“Acquisition Corp.”), and Clarity Imaging International, a Texas corporation (“Clarity”). Clarity Imaging International, Inc. is a wholly-owned subsidiary of Bridgetech Holdings International, Inc., which is publicly traded under the symbol BTGH.PK. The closing of this transaction took place in June 2007 when there was a final delivery of stock and cash.  Reflecting the completion of this merger, the Company had 20,326,078 common shares outstanding as of June 30, 2007.  Bridgetech Holdings International, Inc. held 12,390,400 shares of the Company as of this date, which shares represented 61 percent of the Company’s outstanding shares.

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

2.  BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited Condensed Consolidated financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2007 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s 10-KSB and Annual Report for the fiscal year ended March 31, 2007.

3. GOING CONCERN

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $(1,058,711) since inception.  The Company’s activities to date have been funded by its parent company, Bridgetech Holdings International, Inc. and the existing business plans require $1.0 to $2.0 million over he next several years to implement the acquisition and development of imaging centers and to acquire and market the diagnostic products that have been identified.  There is no assurance that additional funds of this magnitude will be advanced by the parent company or that sufficient investor interest will be developed to provide this level of funding. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

4. EQUITY

During three months ended June 30, 2007:

Year Ended 2007	Stock issued	Stock Cancelled
	in Acquisition	in Acquisition
April 5, 2007	4,165,500
June 8, 2007	16,032,464
June 28, 2007	-	(21,116,000)
Total Issued/Cancelled	20,197,964	(21,116,000)

During the year ended June 30, 2007 the Company did not issue any common shares.  In April and June of 2007, the Company issued 20,197,964 shares of its common stock in an acquisition of Clarity Imaging International, Inc.  The Company further cancelled 21,116,000 shares of common stock pursuant to the agreement for the acquisition of Clarity which closed in June 2007 with the final delivery of all common stock in accordance with the agreement.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2007, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Overview and Plan of Operations

The Company is an early stage company that is not yet profitable.  The Company is presently generating revenue from providing consulting services to hospitals and medical centers which activity is not sufficient to cover costs.

 During the balance of 2007 and into 2008, the Company will shift its emphasis from consulting activities to the establishment of imaging centers and the sale of diagnostic products. The Company introduced the EsoPill program in Dallas in mid 2006 and enrolled more than 450 physicians. The program is awaiting billing approval by major insurers and Medicare and is expected to the provide revenues in calendar 2007.  In addition, the Company is acquiring rights to several unique diagnostic products for sale in the US.  Further, the Company expects to take advantage of the growing demand for osteoporosis screening by acquiring a mobile DEXA scanning firm that is operating in the Midwest.  During the next 2 years, the Company intends to spend between $1,000,000 and $2,000,000 to purchase product distribution rights, hire additional staff and fund the expansion of imaging centers, although our ability to do so will depend on our ability to raise additional funds.

The Company has incurred an accumulated deficit of approximately ($1,058,711) as of June 30, 2007, and current liabilities exceeded current assets by approximately $457,385 at of June 30, 2007. We cannot assure you that we will be successful in these fundraising activities.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

Revenue Recognition

Revenue from product sales is recognized upon shipment to customers at which time such customers are invoiced. Units are shipped under the terms of FOB shipping point when determination is made that collection is probable. Revenues for services are recognized upon completion of the services. For consulting services and other fee-for-service arrangements, revenue is recognized upon completion of the services. The Company has adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Share-Based Payment

In December 2004, the FASB issued a revision of SFAS 123 ("SFAS 123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective as of the beginning of January 1, 2006. Based on the number of shares and awards outstanding as of December 31, 2005 (and without giving effect to any awards which may be granted in 2006), we do not expect our adoption of SFAS 123(R) in January 2006 to have a material impact on the financial statements.

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company has adopted SP FAS 123(R)-5 but it will not have a material impact on its consolidated results of operations and financial condition.

Our company, ECash, Inc. (the “Company”) is an early-stage company focused primarily on the business of acquiring and operating imaging centers and selling diagnostic products. Our strategy is to focus on the development of three distinct activities: the acquisition and operation of imaging centers, some with maintenance contracts; the sale of ESO pills and the development of physician relationships to further this activity; and the acquisition and sale of unique diagnostic products.

Clarity Imaging International, Inc.

Clarity Imaging International, Inc. (“Clarity”) which specializes in the packaging and delivery of diagnostic services and other innovative and highly leveragable health care technologies and/or services. Clarity will focus on a number of imaging related businesses.  The first business will be the development and management of medical imaging centers, these centers would be developed with Hospitals and Radiology Groups.  Clarity will be an equity partner in many of these centers as well as having a long term management services contract to operate the center.

Another major line of business will be the development of physician office based diagnostic services. Management anticipates that in late 2007 and the first quarters of 2008 Clarity will also be developing an Esophageal Capsule Endoscopy program.  Esophageal capsule endoscopy is a diagnostic procedure that allows a physician to "look" into the esophagus or swallowing tube without the oral passage of an endoscope. This exam does not replace upper endoscopy to view the stomach and proximal small bowel.

The capsule transmits the images to a recording device worn about a patient's waist. Once the study is completed, the recording device is downloaded to a computer workstation whose software provides the images to a computer screen. The capsule is disposable and does not need to be retrieved by a patient.

This service allows a primary care physician to prescribe a diagnostic test that replaces the need for endoscopic intervention and to earn revenue through the provision of the service in their office. The reimbursement for this service is in process with Medicare approving its use for portal hypertension.  Studies are underway for the inclusion of GERD (also known as acid reflux) and other diseases of the Esophagus.

Imaging Center development business will come through Clarity’s already nationally established reputation and experience in the imaging field.  Clarity’s management expects to add 4-5 centers in late 2007 and 2-3 centers each of the next 3 years.

The physician practice based services will be heavily marketed through national medical associations and through the manufactures assistance through their national marketing and advertising programs.

In addition to imaging services, Clarity also provides management services that include billing, scheduling, and asset purchasing and overall operational management. These imaging centers perform magnetic resonance imaging (MRI) on patients for diagnostic purposes and may begin to perform MRI guided, non-invasive surgery for therapeutic purposes. Clarity generates revenues by charging management fees to facilities. Clarity currently has three employees.

Merger

On March 1, 2007, we entered into an agreement and plan of Merger, by and among E Cash, Inc. a Delaware Corporation (“Company”), ECSI Acquisition Corp., a Florida Corporation (“Acquisition Corp.”) and Clarity Imaging international, a Texas Corporation (“Clarity”). Clarity specializes in the packaging and delivery of diagnostic services and other innovative and highly leveragable health care technologies and or services. As part of the plan of merger, the Company will change its name to ClarityMD, Inc.  The Merger agreement was finalized on June 1, 2007, whereby all the officers and directors of the Company resigned and the officers of Clarity were appointed.  For accounting purposes, the merger will be treated as a reverse merger and the historical financial statements of Clarity will become the historical financial statements of the Company.  At the closing on June 1, 2007 the Company issued 20,197,964 shares of its common stock in exchange for Clarity’s common stock.  It additionally cancelled 21,116,000 of previously issued stock of prior mergers.  The spin off transaction closed in June 2007 and will be reflected in our second quarter filings.

It is expected that within the next thirty days, Ecash will change its name to Clarity MD upon filing amended articles of incorporation and requesting the name change.  This will be accompanied by the issuance of a new ticker symbol and a three for one stock split.

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

Results of Operations

Revenues

The Company reported revenues of $52,465 in the quarter ended June 30, 2007, solely the result of consulting activities provided for hospitals and medical centers. No revenues were reported for the comparable quarter of 2006 as the Company was dormant during this quarter.

Cost of Goods Sold

Cost of Goods Sold totaled $30,188 for the quarter ended June 30, 2007 and consisted of travel and other expenses incurred to generate the consulting revenues. Cost of Sales in the quarter was 58 percent of revenues.

General & Administrative

General and Administrative Costs totaled $449,626 for the quarter ended June 30, 2007, compared to $47,568 reported in the comparable quarter of 2006.  General and Administrative expenses in the quarter just ended included salaries and cost related to employees of Clarity Imaging, Inc. , and costs related to the acquisition of the ESO Pill operations, as well as accounting and legal fees incurred for the merger transaction. General and Administrative costs reported in the first quarter of 2006 reflected the lower level of activity in a dormant corporation.

Depreciation

Depreciation expense was $647 in June 30, 2007.  No depreciation expense was recorded for the quarter ended June 30, 2006

Liquidity and Capital Resources

We do not presently generate sufficient revenue to fund our operations and the planned development of our business. In order to sustain our current operations and develop our business plan, we will require funds for working capital. We are attempting to raise additional working capital through the sale of equity, debt or a combination of equity and debt. We do not presently have any firm commitments for additional working capital and there are no assurances that such capital will be available to us when needed or upon terms and conditions which are acceptable to us. If we are able to secure additional working capital through the sale of equity securities, the ownership interests of our current stockholders will be diluted. If we raise additional working capital through the issuance of debt or additional dividend paying securities our future interest and dividend expenses will increase. If we are unable to secure additional working capital as needed, our ability to grow our sales, meet our operating and financing obligations as they become due and continue our business and operations could be in jeopardy.

The Company has financed operations by advances from its parent, Bridgetech Holdings International, Inc. which total $451,254 to the Company through June 30, 2007.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

b.	Changes in Internal Control over Financial Reporting

During the Quarter ended June 30, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Ecash is involved in various legal proceedings and claims as described in our Form 10-SB for the year ended March 31, 2007. No material developments occurred in any of these proceedings during the quarter ended June 30, 2007. The costs and results associated with these legal proceedings could be significant and could affect the results of future operations.

ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended June 30, 2007.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2007.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended June 30, 2007.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant Date: August 14, 2007	ECash, Inc. By: /s/ Michael Chermak
Michael Chermak
Chairman, President Chief Executive Officer (Principle Executive Officer)